Form 10-Q
period 1995-03-31
FIRST COMMERCIAL CORP
filed 1995-05-15
CIK 316769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from          to         .
                                    --------    --------


                          Commission File Number  0 - 9676

                            FIRST COMMERCIAL CORPORATION
               (Exact name of registrant as specified in its charter)


               ARKANSAS                                    71-0540166
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


               400 WEST CAPITOL AVENUE, LITTLE ROCK, ARKANSAS   72201
              (Address of principal executive offices)      (Zip Code)


         Registrant's telephone number, including area code:   (501)371-7000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at March 31, 1995
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               23,795,909

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   8

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  18

   4.      Submission of Matters to a Vote of Security Holders..........  20

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                    March 31,        December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1995               1994
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      234,681     $      287,376
 Federal funds sold........................................................        102,297             71,979
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        336,978            359,355
 Investment securities held-to-maturity, estimated market
  value $836,563 ($865,366 in 1994)........................................        856,354            900,064
 Investment securities available-for-sale..................................        385,097            409,129
 Trading account securities................................................            210                 13
 Loans and leases, net of unearned income..................................      2,597,889          2,534,793
 Allowance for possible loan and lease losses..............................        (45,673)           (45,325)
                                                                            --------------     --------------
  Net loans and leases.....................................................      2,552,216          2,489,468
 Bank premises and equipment, net..........................................         88,827             87,046
 Other real estate owned, net of allowance for possible losses of $67......          2,521              3,093
 Other assets..............................................................        125,338            126,031
                                                                            --------------     --------------
    Total assets........................................................... $    4,347,541     $    4,374,199
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      737,799     $      767,525
 Interest bearing transaction and savings accounts.........................      1,483,440          1,538,601
 Certificates of deposit $100,000 and over.................................        336,432            326,298
 Other time deposits.......................................................      1,214,994          1,192,936
                                                                            --------------     --------------
  Total deposits...........................................................      3,772,665          3,825,360
 Short-term borrowings.....................................................        166,493            167,417
 Other liabilities and deferred income taxes...............................         39,268             29,988
 Long-term debt............................................................         14,243              8,243
                                                                            --------------     --------------
  Total liabilities........................................................      3,992,669          4,031,008
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued
  Common stock, $3 par value, 34,000,000 shares authorized,
   23,795,909 and 23,775,118 shares issued, respectively...................         71,388             71,325
  Capital surplus..........................................................        109,308            109,167
  Retained earnings........................................................        177,691            170,132
  Unrealized net losses on available-for-sale securities, net of income tax         (3,515)            (7,433)
  Less treasury stock at cost, 0 shares....................................             --                 --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        354,872            343,191
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    4,347,541     $    4,374,199
                                                                            ==============     ==============
  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                 Unaudited
CONSOLIDATED INCOME STATEMENTS                                                          Three Months Ended
(Dollars in thousands, except per share data)                                                March 31,
                                                                                      ----------------------
                                                                                         1995        1994
                                                                                      ----------  ----------
Interest income
   Loans and leases, including fees.................................................. $   53,168  $   42,601
   Short-term investments............................................................        955         693
   Investment securities-taxable.....................................................     15,142      15,205
                        -nontaxable..................................................      1,814       1,971
   Trading account securities........................................................          2           9
                                                                                      ----------  ----------
     Total interest income...........................................................     71,081      60,479
Interest expense
   Interest on deposits..............................................................     26,751      21,889
   Short-term borrowings.............................................................      2,619         506
   Long-term debt....................................................................        190         306
                                                                                      ----------  ----------
     Total interest expense..........................................................     29,560      22,701
Net interest income..................................................................     41,521      37,778
Provision for possible loan and lease losses.........................................        780         518
                                                                                      ----------  ----------
     Net int inc after prov for possible loan and lease losses.......................     40,741      37,260
Other income
   Trust department income...........................................................      2,806       2,928
   Mortgage servicing fee income.....................................................      3,680       4,044
   Broker-dealer operations income...................................................        650         698
   Service charges on deposit accounts...............................................      5,177       4,845
   Other service charges and fees....................................................      2,033       2,054
   Investment securities gains (losses), net.........................................        (26)         79
   Other real estate gains (losses), net.............................................       (233)      1,526
   Other.............................................................................      1,221       1,717
                                                                                      ----------  ----------
     Total other income..............................................................     15,308      17,891
Other expenses
   Salaries, wages and employee benefits.............................................     19,077      18,250
   Net occupancy.....................................................................      2,683       2,338
   Equipment.........................................................................      2,504       2,255
   FDIC insurance....................................................................      2,176       2,122
   Amortization of purchased mortgage servicing rights...............................        988       1,666
   Other.............................................................................     10,175      10,748
                                                                                      ----------  ----------
     Total other expenses............................................................     37,603      37,379
   Income before income taxes........................................................     18,446      17,772
   Income tax provision..............................................................      6,121       5,807
                                                                                      ----------  ----------
     Net income...................................................................... $   12,325  $   11,965
                                                                                      ==========  ==========
Weighted average number of common shares outstanding
 during the period................................................................... 23,785,740  24,092,635
Earnings per common share............................................................ $     0.52  $     0.49

  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   12,325   $   11,965
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................      3,545        4,158
  Provision for possible loan and lease losses......................................        780          518
  Loss (gain) on investment securities available-for-sale...........................         26          (79)
  Gain on sale of equipment.........................................................        (31)        (282)
  Gain on sale of other real estate.................................................       (111)      (1,502)
  Write downs of other real estate..................................................         19           80
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (406)        (321)
  Decrease (increase) in trading securities.........................................       (196)          19
  Net unrealized loss (gain) on trading securities..................................         (1)           6
  Decrease (increase) in mortgage loans held for resale.............................     14,883       (1,703)
  Increase in income taxes payable..................................................      8,249        5,284
  Decrease (increase) in interest and other receivables.............................        490          (56)
  Increase (decrease) in interest payable...........................................        652          (24)
  Reduction in other assets.........................................................      3,823           --
  Decrease in accrued expenses......................................................     (3,279)        (531)
  Increase in prepaid expenses......................................................     (2,975)      (2,196)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................     37,793       15,336

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................      3,804        7,664
 Proceeds from maturing investment securities available-for-sale....................     60,420          451
 Proceeds from maturing investment securities held-to-maturity......................    125,365      267,072
 Purchases of investment securities available-for-sale..............................    (34,204)     (47,795)
 Purchases of investment securities held-to-maturity................................    (81,655)    (192,499)
 Net increase in loans and leases...................................................    (79,014)     (21,457)
 Capital expenditures...............................................................     (4,843)      (5,756)
 Proceeds from sale of bank premises and equipment..................................      1,086        3,700
 Additions to purchased mortgage servicing rights and other assets..................       (215)      (8,100)
 Proceeds from sales of other real estate...........................................      1,267        9,157
                                                                                     ----------   ----------
  Net cash provided by (used in) investing activities...............................     (7,989)      12,437

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                      Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net increase (decrease) in demand deposits, NOW accounts, and savings accounts.....    (84,887)       8,261
 Net increase (decrease) in time deposits...........................................     32,192      (23,370)
 Net increase (decrease) in short-term borrowings...................................       (924)      37,526
 Repayment of long-term debt........................................................         --      (16,093)
 Proceeds from long-term borrowings.................................................      6,000           --
 Payment to redeem preferred stock..................................................         --      (11,330)
 Proceeds from issuance of common stock.............................................         53           --
 Purchase of treasury stock.........................................................         --         (385)
 Stock options exercised............................................................        150          108
 Preferred stock dividends..........................................................         --         (129)
 Cash dividends paid on common stock................................................     (4,765)      (4,132)
                                                                                     ----------   ----------
  Net cash used in financing activities.............................................    (52,181)      (9,544)

 Net increase (decrease) in cash and cash equivalents...............................    (22,377)      18,229
 Cash and cash equivalents at the beginning of year.................................    359,355      384,823
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  336,978   $  403,052
                                                                                     ==========   ==========

See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations and changes in cash flows for the three months then ended. Any adjustments consist only of normal recurring accruals.


2. Earnings per common share is calculated by dividing net income less the preferred stock dividend by the weighted average number of common shares outstanding. The preferred stock dividends for the three months ended March 31, 1995, and 1994, were $0 and $129,288, respectively.


3. Cash payments for interest were approximately $28.9 million and $22.7 million for the first three months of 1995 and 1994, respectively. There were no cash payments for income taxes during the first three months of 1995 and 1994.


4. In 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits." As required under the Statement, the Company has adopted the provisions of the new standard as of January 1, 1995. The effect of adopting this new standard was not material to the Company's financial position or results of operation.


5. In 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." As required under the Statement, the Company has adopted the provisions of the new standard as of January 1, 1995. The effect of adopting this new standard was not material to the Company's financial position or results of operation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates twelve institutions in the state of Arkansas, eight institutions in the state of Texas, and one institution in the state of Tennessee. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at March 31, 1995, totaled approximately $4.3 billion.

    On April 12, 1995, a subsidiary of the Company, First Commercial Mortgage Company, completed acquisition of Brumbaugh and Fulton Mortgage Company based in Tulsa, Oklahoma. The acquisition represents the Company's first entry into the Tulsa market. Brumbaugh and Fulton Mortgage Company has had a significant presence in the city for many years and services approximately 6,000 loans totaling over $200 million in principal balance. The purchase will provide about $40 million a year in new production for First Commercial Mortgage Company.


Financial Review
- - - - ----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.


Consolidated Earnings Summary

    Earnings of $0.52 per share in 1995's first three months represented an increase of 6.1% from $0.49 per share during the same period in 1994. Net income for the three months ended March 31, 1995, was $12.3 million, up 3.0%
from $12.0 million in 1994.   The 1994 first quarter results include net non-
recurring income of $557 thousand, or $.02 per share after-tax. The non-recurring items included $1.5 million in other real estate gains offset by expenses of $969 thousand relating to the first quarter pay-off of the Company's subordinated capital notes. Excluding the non-recurring items, earnings per share were up 8.8% over 1994 results. The higher percentage increase in earnings per share than in net income reflects the February 1994 redemption of the Company's preferred stock and the effect of the stock repurchase plan approved by the Board of Directors in February 1994.

    Excluding the non-recurring items recorded in the first quarter of 1994, the Company's net income increased 6.2%. This increase was the result of a rise of 9.3% in net interest income after provision for possible loan and lease losses, mitigated by a 6.5% decrease in non-interest income and an increase of 3.3% in non-interest expense. The primary reason for the increase in net interest income is the 1994 third quarter acquisitions of The First National Bank of Palestine, Texas, and Kilgore First National Bank, Kilgore, Texas, which were accounted for as purchase transactions. The decrease in non-interest income was due primarily to a decrease in mortgage production volume and mortgage servicing fees. The increase in non-interest expense was primarily due to the two bank purchases in Palestine and Kilgore, Texas, in 1994. Excluding the effect of these purchases, non-interest expense actually decreased 2.0%. A detailed explanation of these increases is included in the Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized return on average assets for the first three months of 1995 was 1.15% as compared to 1.17% for the first three months of 1994. Excluding the non-recurring items recorded in the first quarter of 1994, discussed previously, 1994 first quarter return on average assets was 1.13%. Annual returns on average assets were 1.19% in 1994, 1.21% in 1993 and 1.21% in 1992.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first three months of 1995, the Company earned 14.06% on average common stockholders' equity compared with 14.56% for the first three months of 1994. Excluding the non-recurring items recorded in the first quarter of 1994, discussed previously, 1994 first
quarter return on average common stockholders' equity was 14.12%.    Return on
average common stockholders' equity for the years 1994, 1993 and 1992 were 14.87%, 14.43% and 14.27%, respectively. The originally reported ratios in 1992 and 1993, before restatements for pooling acquisitions, for return on average common stockholders' equity were above 15%. The ratios fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. Management will work to profitably deploy the excess capital thereby improving the return on average common stockholders' equity.


Net Interest Income/Net Interest Margin

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $42.4 million in the first three months of 1995 compared to $38.7 million in the first three months of 1994. The primary reason for the 1995 increase in net interest income was the previously mentioned acquisitions of the two Texas banks in Palestine and Kilgore in the third quarter of 1994. For 1994, net interest income on a fully tax-equivalent basis reached $163.1 million, increasing from $148.3 million in 1993, and $137.5 million in 1992.

    The primary reason for the increase in net interest income in 1994 was the addition of the two Texas banks in Palestine and Kilgore and the 1993 fourth quarter purchases of the two Texas Commerce banks in Longview and Nacogdoches, Texas, which were accounted for as purchase transactions. The increase in net interest income in 1993 was due primarily to the first quarter 1993 bank purchases in Tyler and Lufkin, Texas, and State First Financial Corporation's purchase of The First National Bank of Nashville, Arkansas, in January 1993.

    Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.39% for the first three months of 1995, compared to 4.19% for the same period in 1994. The increase in net interest margin reflects the strong net interest margins of the two banks in Palestine and Kilgore, Texas, purchased in 1994, increased loan demand and reinvestment of maturing assets at higher rates due to the rise in the general interest rate environment. Fully tax-equivalent net interest margin was 4.26% for the full year of 1994, 4.28% in 1993 and 4.55% in 1992.

    Although net interest margin was relatively stable between 1993 and 1994, the trends within the years are different. During 1993, the trend was declining primarily due to the impact of the 1993 affiliation with the four Texas banks in Tyler, Lufkin, Longview and Nacogdoches, which had low loan to deposit ratios and, therefore, lower net interest margins than those experienced by the Company's other affiliates. During 1994, the trend began to increase as those Texas banks, along with other affiliates of the Company, experienced significant loan growth and an increase in net interest margin. In addition, the acquisitions of the banks in Palestine and Kilgore, Texas, during the third quarter of 1994, brought higher net interest margins to the Company.

    Management of net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the past three years and the first three months of 1995 and 1994.

                         Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                             For the Three Months              For the Years Ended
                                               Ended March 31,                     December 31,
                                           -----------------------    --------------------------------------
                                              1995         1994          1994          1993          1992
(Dollars in thousands)                     ----------   ----------    ----------    ----------    ----------
Interest income                            $   71,081   $   60,479    $  257,751    $  234,995    $  232,098
Fully tax-equivalent adjustment                   839          944         3,618         3,775         4,122
                                           ----------   ----------    ----------    ----------    ----------
Interest income - FTE                          71,920       61,423       261,369       238,770       236,220
Interest expense                               29,560       22,701        98,306        90,421        98,690
                                           ----------   ----------    ----------    ----------    ----------
Net interest income - FTE                  $   42,360   $   38,722    $  163,063    $  148,349    $  137,530
                                           ==========   ==========    ==========    ==========    ==========
Yield on earning assets - FTE                   7.46%        6.64%         6.82%         6.89%         7.82%
Cost of interest bearing liabilities            3.76%        3.02%         3.18%         3.23%         3.99%
Net interest spread - FTE                       3.70%        3.62%         3.64%         3.66%         3.83%
Net interest margin - FTE                       4.39%        4.19%         4.26%         4.28%         4.55%

    The following schedule details rate sensitive assets and liabilities at March 31, 1995. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                      Interest Rate Sensitivity Period
(Dollars in thousands)          ----------------------------------------------------------------------------
                                  0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                   Days       Days       Days       Days      Years      Years      Total
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:

Short-term investments          $  102,297 $       -- $       -- $       -- $       -- $       -- $  102,297
Trading account assets                 210         --         --         --         --         --        210
Taxable investment securities      173,291     93,636    133,415    215,652    478,033     18,521  1,112,548
Tax-exempt investment securities     2,014      3,951      3,625     10,901     71,479     36,933    128,903
Loans and leases                   570,863    199,454    243,123    412,445    898,637    273,367  2,597,889
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total earning assets               848,675    297,041    380,163    638,998  1,448,149    328,821  3,941,847

Interest bearing liabilities:

Savings and NOW accounts           974,367         --         --         --         --         --    974,367
Money market accounts              509,073         --         --         --         --         --    509,073
Other time deposits                301,372    261,087    329,470    302,550    351,624      5,323  1,551,426
Short-term borrowings              166,493         --         --         --         --         --    166,493
Long-term debt                       1,071         --          1          1      2,151     11,019     14,243
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest bearing
 liabilities                     1,952,376    261,087    329,471    302,551    353,775     16,342  3,215,602

Interest rate
 sensitivity gap                (1,103,701)    35,954     50,692    336,447  1,094,374    312,479

Cumulative interest rate
 sensitivity gap                (1,103,701)(1,067,747)(1,017,055)  (680,608)   413,766    726,245

Cumulative rate sensitive assets
 to rate sensitive liabilities        0.43       0.52       0.60       0.76       1.13       1.23

Cumulative gap as a percentage
 of earning assets                  (28.0%)    (27.1%)    (25.8%)    (17.3%)     10.5%      18.4%

    The Company is currently in a negative static gap situation. However, management recognizes the limitations of a static gap analysis. While a comparison of rate sensitive assets and rate sensitive liabilities (static gap analysis) does provide a general indication of how net interest income will be affected by changes in interest rates, an important limitation is that static gap analysis considers only the dollar volume of assets and liabilities to be repriced. Changes in net interest income are determined not only by the volumes being repriced, but also by the rates at which the assets and liabilities are repriced, and the relationship between the rates earned on assets and rates paid on liabilities are not necessarily constant over time. Therefore, management uses a beta adjusted gap along with a net interest revenue simulation model to actively manage the gap position. Management believes that the dynamic gap position is in a near balanced situation, so that the impact of changes in the general level of interest rates on net interest margin is likely to be minimal. Management will continue to closely monitor all aspects of the Company's gap position to maximize profitability as interest rates fluctuate.


Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first three months of 1995, non-interest income totaled $15.3 million compared to $17.9 million for the first three months of 1994. Excluding the $1.5 million in other real estate gains recorded in the first quarter of 1994, non-interest income decreased $1.1 million. A decrease in mortgage production volume and mortgage servicing fees was the primary reason for this decrease in non-interest income.

    Non-interest income in 1994 totaled $68.7 million, an increase of 16% from $59.0 million in 1993. Non-interest income for 1993 represented an increase of 15% over 1992. Of the $9.7 million increase in 1994, $4.4 million was a result of net gains on sales of other real estate owned and $2.0 million was a result of the 1993 fourth quarter purchase of the two Texas Commerce banks and the 1994 purchases of the banks in Palestine and Kilgore, Texas. The remaining increase was attributable to the continued strong performance of the mortgage banking subsidiary, with an increase in servicing fees of $3.4 million resulting from a large acquisition of servicing rights late in 1993. The primary contributors to the $7.8 million increase in 1993's non-interest income were $3.1 million from the two bank acquisitions in Tyler and Lufkin, Texas, and volume increases in service charges on deposit accounts, trust revenue and mortgage servicing fees.

The following table summarizes non-interest income for 1994, 1993 and 1992.

                                          For the Years
                                        Ended December 31,                 1994                  1993
                                  ------------------------------       Change from           Change from
                                    1994       1993       1992             1993                  1992
                                  --------   --------   --------   -------------------   -------------------
Trust department income           $ 10,904   $ 10,340   $  8,112   $    564      5.45%   $  2,228     27.47%
Mortgage servicing fee income       16,340     12,905     11,914      3,435     26.62         991      8.32
Broker-dealer operations income      1,727      2,069      1,935       (342)   (16.53)        134      6.93
Service charges on deposits         20,131     17,965     15,415      2,166     12.06       2,550     16.54
Other service charges and fees       7,964      6,952      6,124      1,012     14.56         828     13.52
Investment securities gains
  (losses), net                        139        221       (330)       (82)   (37.10)        551    166.97
Other real estate gains
  (losses), net                      4,413        (89)         1      4,502   5058.43         (90) (9000.00)
Other                                7,034      8,594      8,011     (1,560)   (18.15)        583      7.28
                                  --------   --------   --------   --------              --------
Total non-interest income         $ 68,652   $ 58,957   $ 51,182   $  9,695     16.44%   $  7,775     15.19%
                                  ========   ========   ========   ========              ========

Non-Interest Expense

    Non-interest expenses consist of salaries and benefits, occupancy, equipment and other expenses such as legal, postage, etc., necessary for the operation of the Company. Management is committed to controlling the level of non-interest expenses through improved efficiency and consolidation of certain activities to achieve economies of scale. It is expected that those efforts will further improve the Company's overhead ratios during the remainder of 1995 and future years.

    Non-interest expenses were $37.6 million for the first three months of 1995, a 1% increase from $37.4 million for the same period in 1994. The 1994 amounts include non-recurring expenses of $969 thousand associated with the pay-off of the Company's subordinated capital notes. Excluding the non-recurring item and the non-interest expenses of the two Texas banks purchased in the third quarter of 1994, non-interest expense actually decreased 2%.

    Non-interest expense in 1994 totaled $156.9 million, an increase of 16% from $135.2 million in 1993, which was 14% over 1992's non-interest expense of $118.9 million. The increase in 1994 was $21.7 million, of which $9.1 million was a result of the two bank purchases in 1994 and the two bank purchases in the fourth quarter of 1993. Of the remaining $12.6 million, $6.3 million represents the settlement of a class action lawsuit concerning investment of customers' monies by First Commercial Trust Company, N.A., in certain mutual funds containing derivative securities. In addition, the Company paid off its subordinated capital notes resulting in an expense of $969 thousand and experienced an increase in the amortization of mortgage servicing rights due to a large acquisition of servicing rights at the end of 1993. Excluding the effect of the four bank purchases, the non-recurring expenses, and the amortization of mortgage rights, non-interest expense increased $5.3 million, which represents an increase from 1993 of 4%.

    The 1993 increase was due to the two bank purchases in the first quarter of 1993 in Tyler and Lufkin, Texas, and State First Financial Corporation's purchase of the bank in Nashville, Arkansas, in January 1993, and the increased amortization of mortgage servicing rights resulting primarily from the 1993 additions to the mortgage servicing portfolio. Excluding the effect of the three bank purchases and the amortization of mortgage servicing rights, non-interest expense increased only $2.3 million, which represents an increase from 1992 of 2%.

    The following table presents the year-to-year comparison of dollar and percentage changes in the various categories of non-interest expenses:

                                         For the Years
                                        Ended December 31,                1994                  1993
                                  ------------------------------       Change from           Change from
                                    1994       1993       1992            1993                  1992
                                  --------   --------   --------   -------------------   -------------------
Salaries and employee benefits    $ 74,981   $ 67,031   $ 57,361   $  7,950     11.86%   $  9,670     16.86%
Net occupancy                        9,947     10,486      9,508       (539)    (5.14)        978     10.29
Equipment                            9,149      8,013      7,175      1,136     14.18         838     11.68
FDIC insurance                       8,639      7,396      6,804      1,243     16.81         592      8.70
Amortization of purchased
 mortgage servicing rights           5,541      4,498      3,286      1,043     23.19       1,212     36.88
First Commercial Trust Company
 lawsuit settlement                  6,257         --         --      6,257        --          --        --
Other                               42,361     37,767     34,748      4,594     12.16       3,019      8.69
                                  --------   --------   --------   --------              --------
Total non-interest expenses       $156,875   $135,191   $118,882   $ 21,684     16.04%   $ 16,309     13.72%
                                  ========   ========   ========   ========              ========


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 33.2% for the first three months of 1995 and 32.7% for the first three months of 1994. The increase in 1995 was due to a decrease in income on tax-exempt investments. The effective rates were 32.3% in 1994, 28.1% in 1993, and 29.6% in 1992. The increase in 1994 was due primarily to a decrease in income on tax-exempt investments. The decrease in 1993 was due primarily to the transition adjustment for implementing FASB Statement No. 109, partially offset by a 1% increase in the corporate Federal tax rate.


Loan and Lease Portfolio

    At March 31, 1995, the Company's loan and lease portfolio, net of unearned income, totaled $2.6 billion, up from $2.5 billion at December 31, 1994. The $63 million increase in the loan and lease portfolio reflects increased loan demand. The Company has continued its policy of conservative lending so as to avoid significant risk areas such as out of territory lending and highly leveraged transactions. This has been and will remain the philosophy of Company management.

    In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.

Provision and Allowance for Possible Loan and Lease Losses

    The allowance for loan and lease losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans and leases that may become uncollectible. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of March 31, 1995, the allowance for loan and lease losses equaled $45.7 million or 1.76% of total loans and leases. Comparatively, the allowance for loan and lease losses amounted to $48.3 million or 2.18% of total loans and leases at March 31, 1994. The provision for possible loan and lease losses amounted to $780 thousand in the first three months of 1995 as compared to $518 thousand in the first three months of 1994.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past five years. At March 31, 1995, the Company's ratio was 326.24%. This means that for every dollar of non-performing loans (non-accrual loans, loans 90 days or more past due, and renegotiated loans), $3.26 is set aside in the Company's reserve to cover possible losses. The ratio at March 31, 1995, represents an increase over the March 31, 1994, ratio of 320.34%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets. This ratio has increased from 259.93% at March 31, 1994, to 344.40% at March 31, 1995. Both of the reserve adequacy ratios indicate the conservative approach the Company has taken with regard to building reserves for possible future losses. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                     Annualized Three Months
                                              Ended
                                            March 31,                 For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1995                1994     1993     1992     1991     1990
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.07%               0.04%    0.16%    0.52%    0.42%    0.43%

Allowance for possible loan and lease
 losses to total loans and leases             1.76%               1.79%    2.19%    2.15%    2.25%    2.10%

Non-performing loans to total
 loans and leases                             0.54%               0.52%    0.72%    0.86%    1.61%    1.90%

    Although asset quality has consistently improved during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 30% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 33 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


Liquidity

    Two key measures of the Company's liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Core deposits are defined as total deposits less certificates of deposit of $100,000 and over. Lower ratios in these two measures correlate to higher liquidity. As can be seen from the following table, the Company's liquidity ratios have increased over the last year indicating lower liquidity due to increased loan demand.

                                                 For the Three Months
                                                    Ended March 31,        For the Years Ended December 31,
                                                 --------------------    ------------------------------------
                                                         1995               1994         1993         1992
                                                 --------------------    ----------   ----------   ----------
Average loans and leases to average deposits            68.21%             61.76%       59.41%       59.34%

Average loans and leases to average core deposits       74.04%             67.83%       64.20%       64.60%

    The Company's average short-term borrowings exceeded short-term investments by $111.5 million at March 31, 1995. Average short-term investments exceeded average short-term borrowings by $11.7 million in 1994, $88.7 million in 1993 and $82.5 million in 1992. The 1995 and 1994 decrease in liquidity occurred due to an increase in loan demand and an increase in short-term borrowings by the Company to fund the two Texas bank purchases in the third quarter of 1994. The Company continually monitors the level of short-term investments and short-term borrowings given interest margin considerations and liquidity needs.


Capitalization

    Capital adequacy continues to hold a position of great importance when evaluating financial services providers. The Company maintains the goal of preserving a strong capital position while earning an above average return for its shareholders. Management will use the additional financial leverage provided by internal generation of capital and recent acquisitions in pursuit of above average return opportunities.

    The Board of Governors of the Federal Reserve System approved regulations in 1988 to implement what is commonly referred to as risk-based capital adequacy. This system is designed to reward banking organizations with less risky asset bases by allowing them to maintain lower capital amounts to support these assets. The opposite would be true for organizations with risky asset bases as they would have to maintain higher capital levels. These regulations require a tier I capital to assets ratio of 4% for bank holding companies. The Company is in excess of this requirement with a tier I capital to assets ratio of 7.73% at March 31, 1995. These regulations also require a risk-based capital ratio (total capital to risk-adjusted assets) of 8%. At present, the Company's risk-based capital ratio is 13.37%. The Company desires to maintain stronger capital ratios than those set forth as minimums, and as shown in the following table, the Company's capital ratios have remained in excess of the Federal Reserve guidelines.

                                         March 31,    December 31, September 30,    June 30,     March 31,
                                           1995           1994         1994           1994         1994
                                       ------------- ------------- ------------- ------------- -------------
Total stockholders' equity to assets       8.16%         7.85%         7.77%         8.10%         7.90%
Tier I capital to assets                   7.73%         7.48%         7.37%         7.79%         7.54%
Tier I capital to risk-adjusted assets    12.60%        12.22%        12.38%        13.32%        12.96%
Total capital to risk-adjusted assets     13.37%        13.00%        13.17%        14.09%        13.77%


Dividend Policy

    The Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter. The annual dividend rate per share has been increased in each of the past seven years. The annual dividend rate for the Company was $.45 in 1992, $.57 in 1993, and $.71 in 1994, and is currently $.80.

    The Company's long-term dividend policy is to pay between 30% and 35% of earnings in cash dividends to its shareholders while maintaining adequate capital to support growth. The dividend payout ratio for the past three years was 33.97% in 1994, 29.98% in 1993, and 26.63% in 1992. The level of dividends was below the long-term goal in 1993 and 1992 due to the Board of Directors electing to retain earnings to invest in above average return opportunities providing enhanced shareholder value.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

LOUISE N. BURROW AND JAMES N. BURROW, ON BEHALF OF THEMSELVES AND ALL OTHERS
- - - - ----------------------------------------------------------------------------
SIMILARLY SITUATED v. FIRST COMMERCIAL TRUST COMPANY, N.A.
- - - - ----------------------------------------------------------
    This class action was filed on November 9, 1994, in Circuit Court in
Pulaski County, Arkansas, on behalf of all trust accounts that had investments in the Managers Funds, Short Government Fund, Short and Intermediate Bond Fund
or Intermediate Mortgage Fund (collectively, the "Managers Funds").  Plaintiff class alleges misrepresentation, fraud, deceit, breach of fiduciary duty and negligence and seeks rescission or compensatory damages for all class members plus pre-judgment interest, attorneys' fees and punitive damages from First
Commercial Trust Company, N.A., a wholly-owned subsidiary of the Company.  This matter has been settled in principle with the class by a payment to the class in the approximate amount of $7,500,000.  The Plaintiff's attorneys' fees and other related costs amounted to approximately $1,750,000 and are to be paid in addition to the class payment.  Notice of the proposed settlement has been given to the affected customers, and a hearing for final approval by the court is set for June 12, 1995.  The settlement is subject to court approval.
Additional related cases are WILLIS ROBERT TAYLOR, SR. AND JEAN TAYLOR v. FIRST
                             --------------------------------------------------
COMMERCIAL TRUST COMPANY, N.A. AND M. M. CROOM, JR.; ANITA TAYLOR v. FIRST
- - - - --------------------------------------------------------------------------
COMMERCIAL TRUST COMPANY, N.A. AND M. M. CROOM, JR.; AND JENA TAYLOR v. FIRST
- - - - -----------------------------------------------------------------------------
COMMERCIAL TRUST COMPANY, N.A. AND M.M. CROOM, JR.; AND W. R. TAYLOR, JR. v.
- - - - ----------------------------------------------------------------------------
FIRST COMMERCIAL TRUST COMPANY, N.A., all of which were filed in Pope County
- - - - -------------------------------------
Circuit Court, and RON ROBERTS v. FIRST COMMERCIAL TRUST COMPANY, N.A., which
                   ----------------------------------------------------
was filed in Boone County Circuit Court.  These cases also allege wrongdoing on behalf of First Commercial Trust Company, N.A., in connection with trust accounts having investments in the Managers Funds.  These cases have been settled and dismissed, with the trust customers accepting their part of the class action amount described above.

    Further cases have been filed relating to this matter in the Chancery Court of Pulaski County, Arkansas, and are GERARD M. BENNETT v. FIRST COMMERCIAL
                                     -------------------------------------
TRUST COMPANY, N.A.; CARL W. NOLL v. FIRST COMMERCIAL TRUST COMPANY, N.A.; JANE
- - - - -------------------------------------------------------------------------------
E. SHERROD v. FIRST COMMERCIAL TRUST COMPANY, N.A.; MARGARET SCOTT CRAIG v.
- - - - ---------------------------------------------------------------------------
FIRST COMMERCIAL TRUST COMPANY, N.A. and CURTIS CLARK v. FIRST COMMERCIAL TRUST
- - - - ------------------------------------     --------------------------------------
COMPANY, N.A..  These cases also allege wrongdoing on behalf of First
- - - - -------------
Commercial Trust Company, N.A., in connection with trust accounts having investments in the Managers Fund.  These cases have however, not been settled, and the individual plaintiffs have opted out of the class action.

    Two customers of First Commercial Trust Company, N.A., have filed an objection to the settlement and seek to intervene in the pending Burrow litigation. The intervenors' basic contention is that the benchmark investments (Federated mutual funds) were not the fair way to compute the settlement. Instead, the intervenors seek to use short-term certificates of deposit, U.S. Treasury bills or money market mutual funds as the benchmarks which the intervenors argue will result in a greater settlement for the Class.

    First Commercial Trust Company, N.A., believes the settlement is fair because the reimbursed loss was related to investments in derivatives and the settlement reimburses the derivative loss.


VIRGINIA BOOKER WILHELM, ON BEHALF OF HERSELF AND ALL OTHER SHAREHOLDERS OF
- - - - ---------------------------------------------------------------------------
FIRST COMMERCIAL CORPORATION v. BEN ALLEN, JOHN W. ALLISON, TRUMAN ARNOLD,
- - - - --------------------------------------------------------------------------
WILLIAM H. BOWEN, PEGGY CLARK, JAMES R. COBB, ROBERT G. CRESS, CECIL W. CUPP,
- - - - -----------------------------------------------------------------------------
JR., BARNETT GRACE, WALTER E. HUSSMAN, JR., FREDERICK E. JOYCE, M.D., JACK G.
- - - - -----------------------------------------------------------------------------
JUSTUS, WILLIAM M. LEMLEY, CHARLES H. MURPHY, JR., MICHAEL W. MURPHY, ROBERT D.
- - - - -------------------------------------------------------------------------------
NABHOLZ, WILLIAM C. NOLAN, JR., SAM C. SOWELL, AND PAUL D. TILLEY, AND FIRST
- - - - ----------------------------------------------------------------------------
COMMERCIAL CORPORATION.
- - - - -----------------------
    This derivative action on behalf of First Commercial Corporation was filed on January 5, 1995, in Chancery Court in Pulaski County, Arkansas, and seeks damages from the named directors of the Company in the amount of the proposed settlement described in the preceding paragraph plus the Company's overhead and attorneys' fees relating to such settlement.  Plaintiffs on behalf of the
Company allege liability based on the directors' negligence and breach of fiduciary duty for failing to properly monitor management of First Commercial
Trust Company, N.A., concerning the investment of trust customer funds in the
Managers Funds and a failure to require management to follow trust customers'
investment objectives.  A settlement was negotiated with the plaintiffs which received preliminary court approval on April 27, 1995.  Notice of the terms of the settlement has been delivered to all shareholders of record of First
Commercial Corporation on the date of April 18, 1995.  The court has set a final hearing for approval of the settlement for July 7, 1995.  The settlement releases claims of First Commercial Corporation against the directors without reimbursement from the directors, and under the settlement First Commercial
Corporation will initiate two new procedures:

    (1) The engagement by First Commercial Trust Company, N.A., of a compliance and procedures administrator, and
    (2) A reorganization of reporting responsibilities within First Commercial Trust Company, N.A., and its investment affiliate First Commercial Capital Management.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      On April 18, 1995, in the annual meeting of the Company's shareholders, the shareholders elected six (6) directors. The individuals elected and the votes received were as follows:

                 Nominee                  For           Against
       ---------------------------   -------------   -------------
       Truman Arnold                   19,626,710         142,777
       William H. Bowen                19,758,302          10,241
       James R. Cobb                   19,758,784           9,801
       Cecil W. Cupp, Jr.              19,757,268          11,235
       Frederick E. Joyce, M.D.        19,748,519          19,984
       Paul D. Tilley                  19,758,047          10,455


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        11   Computation of Earnings per Common Share

        27   Financial Data Schedule

    (b) Reports on Form 8-K

    During the period covered by this report, Registrant filed two reports on Form 8-K. The first report, dated January 13, 1995, disclosed under Item 5 that Registrant's insurance carrier had notified Registrant that it would be unable to resolve the coverage relating to settlement of a class action lawsuit against First Commercial Trust Company, N.A., a subsidiary of Registrant, by January 17, 1995, the date Registrant's Board of Directors was to review and approve the release of unaudited 1994 earnings. A subsequent Form 8-K, dated February 16, 1995, disclosed under Item 5 that Registrant had reached agreement with its insurance carrier as to the disposition of claims made relating to the class action lawsuit discussed above. As a result of the agreement, the insurance coverage was included in 1994 earnings.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)
Date:  May 12, 1995

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------
           11            Computation of Earnings per Common Share

           27            Financial Data Schedule