Form 10-K/A
period 1994-12-31
FIRST COMMERCIAL CORP
filed 1995-06-23
CIK 316769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                  FORM 10-K/A


                          FIRST COMMERCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


                               AMENDMENT NO.   1
                                             -----

    The undersigned registrant hereby amends Item 14(a)(3) of its 1994 Annual Report on Form 10-K by adding the 1987 Incentive and Non-Qualified Stock Option Plan, as amended, as an Executive Compensation Plan and Arrangement.
In addition, the undersigned registrant hereby amends Item 14(c) of its 1994 Annual Report on Form 10-K by including as Exhibit 10(a) the 1987 Incentive and Non-Qualified Stock Option Plan, as amended. Item 14, as amended, appears below in its entirety.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

    (a) The following documents are filed as part of this report:

       (1) Financial Statements:

                                                                      Page
                                                                    Number(*)
                                                                    ---------
          Reports of Management and Independent Auditors               30

          Consolidated Statements of Income for the Years Ended
            December 31, 1994, 1993 and 1992                           31

          Consolidated Balance Sheets as of December 31, 1994
            and 1993                                                   32

          Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1994, 1993 and 1992               33

          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1994, 1993 and 1992                     34

          Notes to Consolidated Financial Statements                35 - 52


       (*) Page numbers refer to the Company's 1994 Annual Report, which pages are incorporated herein by reference.

       (2) Financial Statement Schedules:

          All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
       (3) Executive Compensation Plans and Arrangements:

          1987 Nonqualified and Incentive Stock Option Plan, as amended (filed as Exhibit 10(a) hereto.)

          Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(b) hereto.)


    (b) Reports on Form 8-K:

       During the last quarter of the period covered by this report, Registrant filed two reports on Form 8-K. The first report dated November 9, 1994, reported under Item 5 the Company's subsidiary, First Commercial Trust Company, N.A., being named as a defendant in two lawsuits filed in state courts. Another Form 8-K, dated December 22, 1994, reported under Item 5 that the Company's subsidiary, First Commercial Trust Company, N.A., reached a settlement in the two lawsuits mentioned in the November 9, 1994, Form 8-K.

    (c) Exhibits:

       The exhibits required to be filed by Item 601 of Regulation S-K are submitted as a separate section of this report under the caption "Index to Exhibits."

    (d) Financial Statement Schedules:

       Not applicable.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FIRST COMMERCIAL CORPORATION



                                       By: /s/ J. Lynn Wright
                                          -------------------------
                                           J. Lynn Wright
                                           Chief Financial Officer
Date:  June 23, 1995

                                Index to Exhibits

                                                                    Sequential
Exhibit Number                       Exhibit                       Page Number
- -------------- --------------------------------------------------- -----------
     3(a)*     Company's Second Amended and Restated Articles of
               Incorporation, as amended (3.1 in 33-33529).

     3(b)*     Articles of Amendment to the Company's Second
               Amended and Restated Articles of Incorporation, as amended (3 in Form 8-K dated September 18, 1990, in 0-9676).

     3(c)*     Articles of Amendment to the Company's Second
               Amended and Restated Articles of Incorporation, as amended (4.3 in 33-39084).

     3(d)*     Articles of Amendment to the Company's Second
               Amended and Restated Articles of Incorporation, as amended (3(I) in Form 10-Q for the quarter ended
               September 30, 1993, in 0-9676).

     3(e)* Company's Bylaws as currently in effect (3(d) in Form 10-K for the fiscal year ended December 31, 1991, in 0-9676).

    10(a)*** 1987 Incentive and Non-Qualified Stock Option Plan, as amended.

    10(b)**    First Commercial Corporation Non-Qualified Deferred
               Compensation Plan

    11**       Computation of Earnings per Common Share.

    13** Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

    21**       Subsidiaries of Registrant.

    23(a)**    Consent of Ernst & Young LLP.

    23(b)**    Consent of KPMG Peat Marwick LLP.

    99(a)**    Report of KPMG Peat Marwick LLP.

    99(b) Annual Report on Form 11-K for Stock Purchase Plan for employees of First Commercial Corporation (to be filed by amendment.)

*   Document incorporated herein by reference as indicated.

**  Document previously filed.

*** Document filed herewith.