Form 10-Q
period 1995-06-30
FIRST COMMERCIAL CORP
filed 1995-08-14
CIK 316769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1995


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at June 30, 1995
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               23,727,867

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   8

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  19

   6.      Exhibits and Reports on Form 8-K.............................  19

 Signatures.............................................................  20

                           PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                    June 30,         December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                     1995               1994
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      306,767     $      287,376
 Federal funds sold........................................................         75,894             71,979
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        382,661            359,355
 Investment securities held-to-maturity, estimated market
  value $833,685 ($865,366 in 1994)........................................        840,214            900,064
 Investment securities available-for-sale..................................        363,969            409,129
 Trading account securities................................................            230                 13
 Loans and leases, net of unearned income..................................      2,680,498          2,534,793
 Allowance for possible loan and lease losses..............................        (45,641)           (45,325)
                                                                            --------------     --------------
  Net loans and leases.....................................................      2,634,857          2,489,468
 Bank premises and equipment, net..........................................         89,239             87,046
 Other real estate owned, net of allow for poss losses of $70 ($67 in 1994)          2,443              3,093
 Other assets..............................................................        127,831            126,031
                                                                            --------------     --------------
    Total assets........................................................... $    4,441,444     $    4,374,199
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      815,958     $      767,525
 Interest bearing transaction and savings accounts.........................      1,417,781          1,538,601
 Certificates of deposit $100,000 and over.................................        369,786            326,298
 Other time deposits.......................................................      1,239,026          1,192,936
                                                                            --------------     --------------
  Total deposits...........................................................      3,842,551          3,825,360
 Short-term borrowings.....................................................        180,010            167,417
 Other liabilities and deferred income taxes...............................         40,832             29,988
 Long-term debt............................................................         13,071              8,243
                                                                            --------------     --------------
  Total liabilities........................................................      4,076,464          4,031,008
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued
  Common stock, $3 par value, 34,000,000 shares authorized,
   23,806,867 and 23,775,118 shares issued, respectively...................         71,421             71,325
  Capital surplus..........................................................        109,368            109,167
  Retained earnings........................................................        186,280            170,132
  Unrealized net losses on available-for-sale securities, net of income tax            (74)            (7,433)
  Less treasury stock at cost, 79,000 and 0 shares, respectively...........         (2,015)                --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        364,980            343,191
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    4,441,444     $    4,374,199
                                                                            ==============     ==============
  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                          Unaudited              Unaudited
CONSOLIDATED INCOME STATEMENTS                                   Three Months Ended      Six Months Ended
(Dollars in thousands, except per share data)                          June 30,               June 30,
                                                               ---------------------- ----------------------
                                                                  1995        1994       1995        1994
                                                               ----------  ---------- ----------  ----------
Interest income
   Loans and leases, including fees........................... $   57,730  $   44,268 $  110,898  $   86,869
   Short-term investments.....................................      1,162       1,171      2,117       1,864
   Investment securities-taxable..............................     15,390      15,050     30,532      30,255
                        -nontaxable...........................      1,611       1,913      3,425       3,884
   Trading account securities.................................         (2)          2         --          11
                                                               ----------  ---------- ----------  ----------
     Total interest income....................................     75,891      62,404    146,972     122,883
Interest expense
   Interest on deposits.......................................     29,593      22,336     56,344      44,225
   Short-term borrowings......................................      2,551         928      5,170       1,434
   Long-term debt.............................................        221         115        411         421
                                                               ----------  ---------- ----------  ----------
     Total interest expense...................................     32,365      23,379     61,925      46,080
Net interest income...........................................     43,526      39,025     85,047      76,803
Provision for possible loan and lease losses..................        364         523      1,144       1,041
                                                               ----------  ---------- ----------  ----------
     Net int inc after prov for possible loan and lease losses     43,162      38,502     83,903      75,762
Other income
   Trust department income....................................      2,621       2,962      5,427       5,890
   Mortgage servicing fee income..............................      3,818       4,081      7,498       8,125
   Broker-dealer operations income............................        728         683      1,378       1,381
   Service charges on deposit accounts........................      5,300       4,789     10,477       9,634
   Other service charges and fees.............................      1,897       2,004      3,930       4,058
   Investment securities gains (losses), net..................          7          40        (19)        119
   Other real estate gains (losses), net......................        128         683       (105)      2,209
   Other......................................................      1,149       1,624      2,370       3,341
                                                               ----------  ---------- ----------  ----------
     Total other income.......................................     15,648      16,866     30,956      34,757
Other expenses
   Salaries, wages and employee benefits......................     19,324      18,676     38,401      36,926
   Net occupancy..............................................      2,636       2,188      5,319       4,526
   Equipment..................................................      2,542       2,309      5,046       4,564
   FDIC insurance.............................................      2,189       1,896      4,365       4,018
   Amortization of purchased mortgage servicing rights........      1,086       1,563      2,074       3,229
   Other......................................................     10,798       9,864     20,973      20,612
                                                               ----------  ---------- ----------  ----------
     Total other expenses.....................................     38,575      36,496     76,178      73,875
   Income before income taxes.................................     20,235      18,872     38,681      36,644
   Income tax provision.......................................      6,874       6,167     12,995      11,974
                                                               ----------  ---------- ----------  ----------
     Net income............................................... $   13,361  $   12,705 $   25,686  $   24,670
                                                               ==========  ========== ==========  ==========
Weighted average number of common shares outstanding
 during the period............................................ 23,791,363  24,088,556 23,788,567  24,090,584
Earnings per common share..................................... $     0.56  $     0.53 $     1.08  $     1.02

  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Six Months Ended
(Dollars in thousands)                                                                       June 30,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   25,686   $   24,670
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................      7,222        7,964
  Provision for possible loan and lease losses......................................      1,144        1,041
  Loss (gain) on investment securities available-for-sale...........................         19         (119)
  Gain on sale of equipment.........................................................        (27)        (139)
  Gain on sale of other real estate.................................................       (749)      (2,489)
  Write downs of other real estate..................................................         31          282
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (867)        (719)
  Decrease (increase) in trading securities.........................................       (217)          51
  Net unrealized loss on trading securities.........................................         --            1
  Decrease (increase) in mortgage loans held for resale.............................     (8,575)      17,456
  Increase (decrease) in income taxes payable.......................................      3,310       (2,182)
  Decrease (increase) in interest and other receivables.............................        273       (1,628)
  Increase in interest payable......................................................      1,582          291
  Increase (decrease) in accrued expenses...........................................      1,773         (843)
  Increase in prepaid expenses......................................................     (2,077)        (404)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................     28,528       43,233

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................     10,812        8,722
 Proceeds from maturing investment securities available-for-sale....................    112,727       19,878
 Proceeds from maturing investment securities held-to-maturity......................    239,207      458,014
 Purchases of investment securities available-for-sale..............................    (67,090)     (66,802)
 Purchases of investment securities held-to-maturity................................   (179,357)    (339,672)
 Net increase in loans and leases...................................................   (138,961)     (94,787)
 Capital expenditures...............................................................     (7,696)     (12,448)
 Proceeds from sale of bank premises and equipment..................................      1,493        6,207
 Additions to purchased mortgage servicing rights and other assets..................     (2,084)      (6,855)
 Proceeds from sales of other real estate...........................................      2,371       12,724
                                                                                     ----------   ----------
  Net cash used in investing activities.............................................    (28,578)     (15,019)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                       Six Months Ended
(Dollars in thousands)                                                                       June 30,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................    (72,387)     (56,791)
 Net increase (decrease) in time deposits...........................................     89,578      (22,763)
 Net increase in short-term borrowings..............................................     12,593       47,091
 Repayment of long-term debt........................................................     (1,172)     (17,580)
 Proceeds from long-term borrowings.................................................      6,000        5,030
 Payment to redeem preferred stock..................................................         --      (11,330)
 Proceeds from issuance of common stock.............................................         62           --
 Purchase of treasury stock.........................................................     (2,014)      (2,825)
 Sale of treasury stock.............................................................         --          445
 Stock options exercised............................................................        235          212
 Preferred stock dividends..........................................................         --         (129)
 Cash dividends paid on common stock................................................     (9,539)      (8,270)
                                                                                     ----------   ----------
  Net cash provided by (used in) financing activities...............................     23,356      (66,910)

 Net increase (decrease) in cash and cash equivalents...............................     23,306      (38,696)
 Cash and cash equivalents at the beginning of year.................................    359,355      384,823
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  382,661   $  346,127
                                                                                     ==========   ==========

See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations and changes in cash flows for the six months then ended. Any adjustments consist only of normal recurring accruals.


2. Earnings per common share is calculated by dividing net income less the preferred stock dividend by the weighted average number of common shares outstanding. The preferred stock dividends for the six months ended June 30, 1995, and 1994, were $0 and $129,288, respectively.


3. Cash payments for interest were approximately $60.3 million and $45.8 million for the first six months of 1995 and 1994, respectively. Cash payments for income taxes during the first six months of 1995 and 1994 were $12.3 million.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates twelve institutions in the state of Arkansas, eight institutions in the state of Texas, and one institution in the state of Tennessee. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at June 30, 1995, totaled approximately $4.4 billion.

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

    On May 16, 1995, the Company entered into a definitive agreement for the purchase of West-Ark Bancshares, Inc., and its wholly owned subsidiary, Arkansas State Bank of Clarksville, which has assets of $145 million, loans of $88 million and deposits of $134 million. The Company will issue approximately 630,000 shares of the Company's common stock for all the outstanding shares of West-Ark Bancshares, Inc. The Company anticipates completion of this acquisition in the fourth quarter of 1995.

    On May 30, 1995, the Company announced that it had executed a letter of intent to acquire FDH Bancshares, Inc., and its wholly owned subsidiaries. A definitive agreement for the purchase of FDH Bancshares, Inc., was entered into on June 21, 1995. The Company will issue 1,370,000 shares of the Company's common stock for all outstanding shares of FDH Bancshares, Inc. FDH Bancshares, Inc., headquartered in Little Rock, owns four Arkansas banks in Little Rock, El Dorado, Arkadelphia and Fordyce under the name Citizens First Bank and one Louisiana bank, Springhill Bank and Trust in Springhill, Louisiana. FDH Bancshares, Inc., has consolidated assets of $382 million, loans of $215 million and deposits of $334 million. The Company anticipates completion of this acquisition in the fourth quarter of 1995.

    On June 30, 1995, a subsidiary of the Company, First Commercial Mortgage Company, announced that it had executed a purchase and sale agreement to acquire servicing rights and other assets of the former National Home Mortgage Company (NHMC) located in San Diego, California. The sale of NHMC was conducted by the Resolution Trust Corporation (RTC), which had assumed ownership of NHMC two years ago. Under terms of the agreement, First Commercial Mortgage Company will acquire approximately $5 billion in loan servicing rights and certain other assets from the RTC, represented by over 60,000 mortgages held on properties throughout the United States. Once completed, this transaction will bring First Commercial Mortgage Company's total servicing portfolio to over $8.5 billion and 140,000 loans. The Company anticipates the transaction to be complete in August 1995.

Financial Review
----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.

Consolidated Earnings Summary

    The Company reported earnings of $0.56 per share in 1995's second quarter, an increase of 5.7% from $0.53 per share reported for the second quarter of 1994. Net income for the three months ended June 30, 1995, was $13.4 million,
up 5.2% from $12.7 million in 1994.   The 1994 second quarter results include
non-recurring income of $444 thousand, or $0.01 per share, after-tax. The non-recurring income is a result of other real estate gains. Excluding the non-recurring income, earnings per share were up 7.7% over 1994's second quarter results.

    Earnings of $1.08 per share in 1995's first six months represented an increase of 5.9% from $1.02 per share during the same period in 1994. Net income for the six months ended June 30, 1995, was $25.7 million, up 4.1% from
$24.7 million in 1994.   The 1994 results include net non-recurring income of
$806 thousand, or $0.03 per share, after-tax. The non-recurring items included $2.2 million in other real estate gains offset by expenses of $969 thousand relating to the first quarter pay-off of the Company's subordinated capital notes. Excluding the non-recurring items, earnings per share were up 9.1% over 1994 results. The higher percentage increase in earnings per share than in net income reflects the February 1994 redemption of the Company's preferred stock and the effect of the stock repurchase plan approved by the Board of Directors in February 1994.

    Excluding the non-recurring items recorded in the first six months of 1994, the Company's net income increased 7.6%. This increase was the result of a rise of 10.7% in net interest income after provision for possible loan and lease losses, mitigated by a 5.1% decrease in non-interest income and an increase of 4.5% in non-interest expense. The primary reason for the increase in net interest income is the 1994 third quarter acquisitions of The First National Bank of Palestine, Texas, and Kilgore First National Bank, Kilgore, Texas, which were accounted for as purchase transactions. The decrease in non-interest income was due primarily to a decrease in mortgage production volume and mortgage servicing fees. The increase in non-interest expense was primarily due to the two bank purchases in Palestine and Kilgore, Texas, in 1994. Excluding the effect of these purchases, non-interest expense actually decreased 1.0%. A detailed explanation of these increases is included in the Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized return on average assets for the first six months of 1995 and 1994 was 1.19%. Excluding the non-recurring items recorded in the first six months of 1994, discussed previously, return on average assets was 1.15%. Annual returns on average assets were 1.19% in 1994, 1.21% in 1993 and 1.21% in 1992.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first six months of 1995, the Company earned 14.41% on average common stockholders' equity compared with 14.86% for the first six months of 1994. Excluding the non-recurring items recorded in the first six months of 1994, discussed previously, return on average common stockholders' equity was 14.38%. Return on average common stockholders' equity for the years 1994, 1993 and 1992 were 14.87%, 14.43% and 14.27%, respectively. The originally reported ratios in 1992 and 1993, before restatements for pooling acquisitions, for return on average common stockholders' equity were above 15%. The ratios fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. Management will work to profitably deploy the excess capital thereby improving the return on average common stockholders' equity.


Net Interest Income/Net Interest Margin

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $86.6 million in the first six months of 1995 compared to $78.7 million in the first six months of 1994. The primary reason for the 1995 increase in net interest income was the previously mentioned acquisitions of the two Texas banks in Palestine and Kilgore in the third quarter of 1994. For 1994, net interest income on a fully tax-equivalent basis reached $163.1 million, increasing from $148.3 million in 1993, and $137.5 million in 1992.

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

    Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.43% for the first six months of 1995, compared to 4.20% for the same period in 1994. The increase in net interest margin reflects the strong net interest margins of the two banks in Palestine and Kilgore, Texas, purchased in 1994, increased loan demand and reinvestment of maturing assets at higher rates due to the rise in the general interest rate environment. Fully tax-equivalent net interest margin was 4.26% for the full year of 1994, 4.28% in 1993 and 4.55% in 1992.

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

    Management of net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the past three years and the first six months of 1995 and 1994.

                         Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                             For the Three Months              For the Years Ended
                                                Ended June 30,                     December 31,
                                           -----------------------    --------------------------------------
                                              1995         1994          1994          1993          1992
(Dollars in thousands)                     ----------   ----------    ----------    ----------    ----------
Interest income                            $  146,972   $  122,883    $  257,751    $  234,995    $  232,098
Fully tax-equivalent adjustment                 1,532        1,856         3,618         3,775         4,122
                                           ----------   ----------    ----------    ----------    ----------
Interest income - FTE                         148,504      124,739       261,369       238,770       236,220
Interest expense                               61,925       46,080        98,306        90,421        98,690
                                           ----------   ----------    ----------    ----------    ----------
Net interest income - FTE                  $   86,579   $   78,659    $  163,063    $  148,349    $  137,530
                                           ==========   ==========    ==========    ==========    ==========
Yield on earning assets - FTE                   7.61%        6.66%         6.82%         6.89%         7.82%
Cost of interest bearing liabilities            3.90%        3.04%         3.18%         3.23%         3.99%
Net interest spread - FTE                       3.71%        3.62%         3.64%         3.66%         3.83%
Net interest margin - FTE                       4.43%        4.20%         4.26%         4.28%         4.55%

    The following schedule details rate sensitive assets and liabilities at June 30, 1995. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                      Interest Rate Sensitivity Period
(Dollars in thousands)          ----------------------------------------------------------------------------
                                  0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                   Days       Days       Days       Days      Years      Years      Total
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:

Short-term investments          $   75,894 $       -- $       -- $       -- $       -- $       -- $   75,894
Trading account securities             230         --         --         --         --         --        230
Taxable investment securities      155,025     96,475    151,195    227,981    421,391     21,606  1,073,673
Tax-exempt investment securities     2,227      1,926      3,768     11,507     71,190     39,892    130,510
Loans and leases                   616,972    201,713    248,137    482,741    960,791    170,144  2,680,498
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total earning assets               850,348    300,114    403,100    722,229  1,453,372    231,642  3,960,805

Interest bearing liabilities:

Savings and NOW accounts           927,763         --         --         --         --         --    927,763
Money market accounts              490,018         --         --         --         --         --    490,018
Other time deposits                282,080    268,739    315,300    358,756    377,363      6,574  1,608,812
Short-term borrowings              180,010         --         --         --         --         --    180,010
Long-term debt                       5,902          2          3          8      2,196      4,960     13,071
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest bearing
 liabilities                     1,885,773    268,741    315,303    358,764    379,559     11,534  3,219,674

Interest rate
 sensitivity gap                (1,035,425)    31,373     87,797    363,465  1,073,813    220,108

Cumulative interest rate
 sensitivity gap                (1,035,425)(1,004,052)  (916,255)  (552,790)   521,023    741,131

Cumulative rate sensitive assets
 to rate sensitive liabilities        0.45       0.53       0.63       0.81       1.16       1.23

Cumulative gap as a percentage
 of earning assets                  (26.1%)    (25.3%)    (23.1%)    (14.0%)     13.2%      18.7%

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


Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first six months of 1995, non-interest income totaled $31.0 million compared to $34.8 million for the first six months of 1994. Excluding the $2.2 million in other real estate gains recorded in the first six months of 1994, non-interest income decreased $1.6 million. A decrease in mortgage production volume and mortgage servicing fees were the primary reasons for the decrease in non-interest income.

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

    Non-interest expenses were $76.2 million for the first six months of 1995, a 3.1% increase from $73.9 million for the same period in 1994. The 1994 amounts include non-recurring expenses of $969 thousand associated with the pay-off of the Company's subordinated capital notes. Excluding the non-recurring item and the non-interest expenses of the two Texas banks purchased in the third quarter of 1994, non-interest expense actually decreased 1.0%.

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
                                  ========   ========   ========   ========              ========


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 33.6% for the first six months of 1995 and 32.7% for the first six months of 1994. The increase in 1995 was due to a decrease in income on tax-exempt investments. The effective rates were 32.3% in 1994, 28.1% in 1993, and 29.6% in 1992. The increase in 1994 was due primarily to a decrease in income on tax-exempt investments. The decrease in 1993 was due primarily to the transition adjustment for implementing FASB Statement No. 109, partially offset by a 1% increase in the corporate Federal tax rate.


Loan and Lease Portfolio

    At June 30, 1995, the Company's loan and lease portfolio, net of unearned income, totaled $2.7 billion, up from $2.5 billion at December 31, 1994. The $146 million increase in the loan and lease portfolio reflects increased loan demand. The Company has continued its policy of conservative lending so as to avoid significant risk areas such as out of territory lending and highly leveraged transactions. This has been and will remain the philosophy of Company management.

    In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.

Provision and Allowance for Possible Loan and Lease Losses

    The allowance for loan and lease losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans and leases that may become uncollectible. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of June 30, 1995, the allowance for loan and lease losses equaled $45.6 million or 1.70% of total loans and leases. Comparatively, the allowance for loan and lease losses amounted to $45.3 million or 1.79% of total loans and leases at December 31, 1994. The provision for possible loan and lease losses amounted to $1.1 million in the first six months of 1995 as compared to $1.0 million in the first six months of 1994.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past five years. At June 30, 1995, the Company's ratio was 321.12%. This means that for every dollar of non-performing loans (non-accrual loans, loans 90 days or more past due, and renegotiated loans), $3.21 is set aside in the Company's reserve to cover possible losses. The ratio at December 31, 1994, was 340.82%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets. The ratio was 331.91% at June 30, 1995, compared to 347.35% at December 31, 1994. Both of the reserve adequacy ratios indicate the conservative approach the Company has taken with regard to building reserves for possible future losses. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                      Annualized Six Months
                                              Ended
                                             June 30,                 For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1995                1994     1993     1992     1991     1990
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.06%               0.04%    0.16%    0.52%    0.42%    0.43%

Allowance for possible loan and lease
 losses to total loans and leases             1.70%               1.79%    2.19%    2.15%    2.25%    2.10%

Non-performing loans to total
 loans and leases                             0.53%               0.52%    0.72%    0.86%    1.61%    1.90%

    Although asset quality has consistently improved during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 30% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 27 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


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

                                                  For the Six Months
                                                    Ended June 30,        For the Years Ended December 31,
                                                 --------------------    ------------------------------------
                                                         1995               1994         1993         1992
                                                 --------------------    ----------   ----------   ----------
Average loans and leases to average deposits            69.14%             61.76%       59.41%       59.34%

Average loans and leases to average core deposits       75.41%             67.83%       64.20%       64.60%

    The Company's average short-term borrowings exceeded short-term investments by $104.6 million at June 30, 1995. Average short-term investments exceeded average short-term borrowings by $11.7 million in 1994, $88.7 million in 1993 and $82.5 million in 1992. The 1995 and 1994 decrease in liquidity occurred due to an increase in loan demand and an increase in short-term borrowings by the Company to fund the two Texas bank purchases in the third quarter of 1994. The Company continually monitors the level of short-term investments and short-term borrowings given interest margin considerations and liquidity needs.


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

    The Board of Governors of the Federal Reserve System approved regulations in 1988 to implement what is commonly referred to as risk-based capital adequacy. This system is designed to reward banking organizations with less risky asset bases by allowing them to maintain lower capital amounts to support these assets. The opposite would be true for organizations with risky asset bases as they would have to maintain higher capital levels. These regulations require a tier I capital to assets ratio of 4% for bank holding companies. The Company is in excess of this requirement with a tier I capital to assets ratio of 7.73% at June 30, 1995. These regulations also require a risk-based capital ratio (total capital to risk-adjusted assets) of 8%. At present, the Company's risk-based capital ratio is 13.02%. The Company desires to maintain stronger capital ratios than those set forth as minimums, and as shown in the following table, the Company's capital ratios have remained in excess of the Federal Reserve guidelines.

                                          June 30,     March 31,    December 31, September 30,    June 30,
                                           1995          1995          1994          1994          1994
                                       ------------- ------------- ------------- ------------- -------------
Total stockholders' equity to assets       8.22%         8.16%         7.85%         7.77%         8.10%
Tier I capital to assets                   7.73%         7.73%         7.48%         7.37%         7.79%
Tier I capital to risk-adjusted assets    12.26%        12.29%        12.22%        12.38%        13.32%
Total capital to risk-adjusted assets     13.02%        13.03%        13.00%        13.17%        14.09%


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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

LOUISE N. BURROW AND JAMES N. BURROW, ON BEHALF OF THEMSELVES AND ALL OTHERS
----------------------------------------------------------------------------
SIMILARLY SITUATED v. FIRST COMMERCIAL TRUST COMPANY, N.A.
----------------------------------------------------------
    The above litigation, which was disclosed in the March 31, 1995, Form 10-Q, was settled by agreement of the parties pursuant to the terms disclosed in the March 31, 1995, Form 10-Q. The settlement was approved by the United States District Court for the Eastern District of Arkansas on June 12, 1995. Payment to members of the Plaintiff class has been made.


VIRGINIA BOOKER WILHELM, ON BEHALF OF HERSELF AND ALL OTHER SHAREHOLDERS OF
---------------------------------------------------------------------------
FIRST COMMERCIAL CORPORATION v. BEN ALLEN, JOHN W. ALLISON, TRUMAN ARNOLD,
--------------------------------------------------------------------------
WILLIAM H. BOWEN, PEGGY CLARK, JAMES R. COBB, ROBERT G. CRESS, CECIL W. CUPP,
-----------------------------------------------------------------------------
JR., BARNETT GRACE, WALTER E. HUSSMAN, JR., FREDERICK E. JOYCE, M.D., JACK G.
-----------------------------------------------------------------------------
JUSTUS, WILLIAM M. LEMLEY, CHARLES H. MURPHY, JR., MICHAEL W. MURPHY, ROBERT D.
-------------------------------------------------------------------------------
NABHOLZ, WILLIAM C. NOLAN, JR., SAM C. SOWELL, AND PAUL D. TILLEY, AND FIRST
----------------------------------------------------------------------------
COMMERCIAL CORPORATION.
-----------------------
    The above litigation, which was disclosed in the March 31, 1995, Form 10-Q, was settled by agreement of the parties pursuant to the terms disclosed in the March 31, 1995, Form 10-Q. The settlement was approved by the Chancery Court in Pulaski County, Arkansas, on July 7, 1995.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        11   Computation of Earnings per Common Share

        27   Financial Data Schedule

    (b) Reports on Form 8-K

    During the period covered by this report, Registrant filed two reports on Form 8-K. The first report, dated May 30, 1995, disclosed under Item 5 that Registrant executed a letter of intent to acquire FDH Bancshares, Inc., and its subsidiaries. The second report, dated June 30, 1995, disclosed under Item 5 that First Commercial Mortgage Company, a subsidiary of the Registrant, executed a purchase and sale agreement to acquire servicing rights and other assets of the former National Home Mortgage Company from the Resolution Trust Corporation.

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
Date:  August 14, 1995

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------
           11            Computation of Earnings per Common Share

           27            Financial Data Schedule