Form 10-Q
period 1995-09-30
FIRST COMMERCIAL CORP
filed 1995-11-14
CIK 316769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1995


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at Sept. 30, 1995
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               23,740,237

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   8

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  19

   6.      Exhibits and Reports on Form 8-K.............................  19

 Signatures.............................................................  20

                           PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                  September 30,      December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1995               1994
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      298,083     $      287,376
 Federal funds sold........................................................         76,460             71,979
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        374,543            359,355
 Investment securities held-to-maturity, estimated market
  value $808,304 ($865,366 in 1994)........................................        812,931            900,064
 Investment securities available-for-sale..................................        358,184            409,129
 Trading account securities................................................            320                 13
 Loans and leases, net of unearned income..................................      2,785,935          2,534,793
 Allowance for possible loan and lease losses..............................        (45,223)           (45,325)
                                                                            --------------     --------------
  Net loans and leases.....................................................      2,740,712          2,489,468
 Bank premises and equipment, net..........................................         89,946             87,046
 Other real estate owned, net of allow for poss losses of $63 ($67 in 1994)          2,304              3,093
 Other assets..............................................................        183,889            126,031
                                                                            --------------     --------------
    Total assets........................................................... $    4,562,829     $    4,374,199
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      826,860     $      767,525
 Interest bearing transaction and savings accounts.........................      1,392,392          1,538,601
 Certificates of deposit $100,000 and over.................................        386,239            326,298
 Other time deposits.......................................................      1,269,736          1,192,936
                                                                            --------------     --------------
  Total deposits...........................................................      3,875,227          3,825,360
 Short-term borrowings.....................................................        255,163            167,417
 Other liabilities and deferred income taxes...............................         46,201             29,988
 Long-term debt............................................................         11,471              8,243
                                                                            --------------     --------------
  Total liabilities........................................................      4,188,062          4,031,008
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued
  Common stock, $3 par value, 34,000,000 shares authorized,
   23,819,237 and 23,775,118 shares issued, respectively...................         71,458             71,325
  Capital surplus..........................................................        109,493            109,167
  Retained earnings........................................................        195,851            170,132
  Unrealized net losses on available-for-sale securities, net of income tax            (20)            (7,433)
  Less treasury stock at cost, 79,000 and 0 shares, respectively...........         (2,015)                --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        374,767            343,191
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    4,562,829     $    4,374,199
                                                                            ==============     ==============
  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                          Unaudited              Unaudited
CONSOLIDATED INCOME STATEMENTS                                   Three Months Ended      Nine Months Ended
(Dollars in thousands, except per share data)                       September 30,          September 30,
                                                               ---------------------- ----------------------
                                                                  1995        1994       1995        1994
                                                               ----------  ---------- ----------  ----------
Interest income
   Loans and leases, including fees........................... $   61,141  $   46,983 $  172,039  $  133,852
   Short-term investments.....................................        977       1,290      3,094       3,154
   Investment securities-taxable..............................     15,032      14,769     45,564      45,024
                        -nontaxable...........................      1,680       1,877      5,105       5,761
   Trading account securities.................................          5           9          5          20
                                                               ----------  ---------- ----------  ----------
     Total interest income....................................     78,835      64,928    225,807     187,811
Interest expense
   Interest on deposits.......................................     30,658      23,545     87,002      67,770
   Short-term borrowings......................................      2,577       1,311      7,747       2,745
   Long-term debt.............................................        208         137        619         558
                                                               ----------  ---------- ----------  ----------
     Total interest expense...................................     33,443      24,993     95,368      71,073
Net interest income...........................................     45,392      39,935    130,439     116,738
Provision for possible loan and lease losses..................        421           8      1,565       1,049
                                                               ----------  ---------- ----------  ----------
     Net int inc after prov for possible loan and lease losses     44,971      39,927    128,874     115,689
Other income
   Trust department income....................................      2,738       2,636      8,165       8,526
   Mortgage servicing fee income..............................      5,092       4,430     12,590      12,555
   Broker-dealer operations income............................        824         500      2,202       1,881
   Service charges on deposit accounts........................      5,326       5,155     15,803      14,789
   Other service charges and fees.............................      2,406       1,924      6,336       5,982
   Investment securities gains (losses), net..................        (42)          8        (61)        127
   Other real estate gains (losses), net......................        (59)        589       (164)      2,798
   Other......................................................      1,325       1,770      3,695       5,111
                                                               ----------  ---------- ----------  ----------
     Total other income.......................................     17,610      17,012     48,566      51,769
Other expenses
   Salaries, wages and employee benefits......................     19,336      19,047     57,737      55,973
   Net occupancy..............................................      2,847       2,467      8,166       6,993
   Equipment..................................................      2,640       2,443      7,686       7,007
   FDIC insurance.............................................      2,146       2,387      6,511       6,405
   Amortization of purchased mortgage servicing rights........      1,037       1,206      3,111       4,435
   Other......................................................     12,655      10,336     33,628      30,948
                                                               ----------  ---------- ----------  ----------
     Total other expenses.....................................     40,661      37,886    116,839     111,761
   Income before income taxes.................................     21,920      19,053     60,601      55,697
   Income tax provision.......................................      7,585       6,332     20,580      18,306
                                                               ----------  ---------- ----------  ----------
     Net income............................................... $   14,335  $   12,721 $   40,021  $   37,391
                                                               ==========  ========== ==========  ==========
Weighted average number of common shares outstanding
 during the period............................................ 23,736,718  23,788,600 23,771,094  23,988,817
Earnings per common share..................................... $     0.60  $     0.53 $     1.68  $     1.55

  See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Nine Months Ended
(Dollars in thousands)                                                                    September 30,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   40,021   $   37,391
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     10,939       11,643
  Provision for possible loan and lease losses......................................      1,565        1,049
  Loss (gain) on investment securities available-for-sale...........................         61         (127)
  Gain on sale of equipment.........................................................        (61)        (153)
  Gain on sale of other real estate.................................................       (857)      (3,238)
  Write downs of other real estate..................................................         44          334
  Equity in undistributed earnings of unconsolidated subsidiary.....................     (1,336)      (1,116)
  Decrease (increase) in trading securities.........................................       (305)         703
  Net unrealized gain on trading securities.........................................         (2)          --
  Decrease (increase) in mortgage loans held for resale.............................    (46,743)      12,336
  Increase (decrease) in income taxes payable.......................................      2,370       (2,090)
  Increase in interest and other receivables........................................     (3,474)        (499)
  Increase in interest payable......................................................      2,266          232
  Increase (decrease) in accrued expenses...........................................      7,230       (4,818)
  Increase in prepaid expenses......................................................     (1,723)      (3,601)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................      9,983       48,046

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................     13,069        8,722
 Proceeds from maturing investment securities available-for-sale....................    252,392       73,263
 Proceeds from maturing investment securities held-to-maturity......................    365,051      602,832
 Purchases of investment securities available-for-sale..............................   (203,186)     (88,782)
 Purchases of investment securities held-to-maturity................................   (277,918)    (399,504)
 Purchases of institutions, net of funds acquired...................................         --       (5,872)
 Net increase in loans and leases...................................................   (207,440)    (171,126)
 Capital expenditures...............................................................    (10,884)     (17,870)
 Proceeds from sale of bank premises and equipment..................................      1,896        8,596
 Additions to purchased mortgage servicing rights and other assets..................    (55,734)        (223)
 Proceeds from sales of other real estate...........................................      2,976       14,162
                                                                                     ----------   ----------
  Net cash provided by (used in) investing activities...............................   (119,778)      24,198

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                       Nine Months Ended
(Dollars in thousands)                                                                    September 30,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................    (86,874)     (61,338)
 Net increase (decrease) in time deposits...........................................    136,741      (42,404)
 Net increase in short-term borrowings..............................................     87,746       50,575
 Repayment of long-term debt........................................................     (2,772)     (17,166)
 Proceeds from long-term borrowings.................................................      6,000        5,030
 Payment to redeem preferred stock..................................................         --      (11,330)
 Proceeds from issuance of common stock.............................................         63           --
 Purchase of treasury stock.........................................................     (2,015)      (9,650)
 Sale of treasury stock.............................................................         --           63
 Stock options exercised............................................................        397          904
 Preferred stock dividends..........................................................         --         (129)
 Cash dividends paid on common stock................................................    (14,303)     (12,337)
                                                                                     ----------   ----------
  Net cash provided by (used in) financing activities...............................    124,983      (97,782)

 Net increase (decrease) in cash and cash equivalents...............................     15,188      (25,538)
 Cash and cash equivalents at the beginning of year.................................    359,355      384,823
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  374,543   $  359,285
                                                                                     ==========   ==========

See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations and changes in cash flows for the nine months then ended. Any adjustments consist only of normal recurring accruals.


2. Earnings per common share is calculated by dividing net income less the preferred stock dividend by the weighted average number of common shares outstanding. The preferred stock dividends for the nine months ended September 30, 1995, and 1994, were $0 and $129,288, respectively.


3. Cash payments for interest were approximately $93.1 million and $70.8 million for the first nine months of 1995 and 1994, respectively. Cash payments for income taxes during the first nine months of 1995 and 1994 were $16.5 million and $19.3 million, respectively.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates twelve institutions in the state of Arkansas, eight institutions in the state of Texas, and one institution in the state of Tennessee. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at September 30, 1995, totaled approximately $4.6 billion.

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

    On May 30, 1995, the Company announced that it had executed a letter of intent to acquire FDH Bancshares, Inc., and its wholly owned subsidiaries. A definitive agreement for the purchase of FDH Bancshares, Inc., was entered into on June 21, 1995. The Company will issue approximately 1,260,949 shares of the Company's common stock for all outstanding shares of FDH Bancshares, Inc. FDH Bancshares, Inc., headquartered in Little Rock, owns four Arkansas banks in Little Rock, El Dorado, Arkadelphia and Fordyce under the name Citizens First Bank and one Louisiana bank, Springhill Bank and Trust in Springhill, Louisiana. FDH Bancshares, Inc., has consolidated assets of $382 million, loans of $215 million and deposits of $334 million. The Company anticipates completion of this acquisition in the fourth quarter of 1995.

    On June 30, 1995, a subsidiary of the Company, First Commercial Mortgage Company, announced that it had executed a purchase and sale agreement to acquire servicing rights and other assets of the former National Home Mortgage Company (NHMC) located in San Diego, California. The sale of NHMC was conducted by the Resolution Trust Corporation (RTC), which had assumed ownership of NHMC two years ago. Under terms of the agreement, First Commercial Mortgage Company will acquire approximately $5 billion in loan servicing rights and certain other assets from the RTC, represented by over 60,000 mortgages held on properties throughout the United States. First Commercial Mortgage Company finalized this acquisition in August 1995. The transaction brought First Commercial Mortgage Company's total servicing portfolio to over $7.5 billion and 128,000 loans.

Financial Review
----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.

Consolidated Earnings Summary

    The Company reported earnings of $0.60 per share in 1995's third quarter, an increase of 13.2% from $0.53 per share reported for the third quarter of 1994. Net income for the three months ended September 30, 1995, was $14.3 million, up 12.7% from $12.7 million in 1994. During the third quarter of 1995, the Company had non-recurring income and expense which had a minimal effect on net income. The non-recurring income related to unanticipated revenue from recent mortgage servicing acquisitions. Information system conversions from recent bank affiliations represented the non-recurring expense. In addition, the Company's 1995 third quarter FDIC premium rebate was offset entirely by an accrual in anticipation of a special charge to be levied during the fourth quarter on the Company's Savings Association Insurance Fund deposits. The 1994 third quarter results include non-recurring income of $383 thousand, or $0.02 per share, after-tax. The non-recurring income was a result of other real estate gains. Excluding the non-recurring items, earnings per share were up 17.6% over 1994's third quarter results.

    Earnings of $1.68 per share in 1995's first nine months represented an increase of 8.4% from $1.55 per share during the same period in 1994. Net income for the nine months ended September 30, 1995, was $40.0 million, up 7.0%
from $37.4 million in 1994.   The 1994 results include net non-recurring income
of $1.2 million, or $0.05 per share, after-tax. The non-recurring items included $2.8 million in other real estate gains offset by expenses of $969 thousand relating to the first quarter pay-off of the Company's subordinated capital notes. Excluding the non-recurring items, earnings per share were up 12.0% over 1994 results. The higher percentage increase in earnings per share than in net income reflects the February 1994 redemption of the Company's preferred stock and the effect of the stock repurchase plan approved by the Board of Directors in February 1994.

    Excluding the non-recurring items recorded in the first nine months of 1994, the Company's net income increased 10.8%. This increase was the result of a rise of 11.4% in net interest income after provision for possible loan and lease losses, mitigated by a 2.0% decrease in non-interest income and an increase of 4.8% in non-interest expense. The primary reason for the increase in net interest income is the 1994 third quarter acquisitions of The First National Bank of Palestine, Texas, and Kilgore First National Bank, Kilgore, Texas, which were accounted for as purchase transactions. The decrease in non-interest income was due primarily to the sale of an insurance agency subsidiary in January of this year. The insurance agency's net income was immaterial to the Company's bottom line. The increase in non-interest expense was primarily due to the two bank purchases in Palestine and Kilgore, Texas, in 1994. Excluding the effect of these purchases, non-interest expense actually increased less than 1.0%. A detailed explanation of these increases is included in the Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized return on average assets for the first nine months of 1995 and 1994 was 1.22% and 1.19%, respectively. Excluding the non-recurring items recorded in the first nine months of 1994, discussed previously, return on average assets was 1.15%. Annual returns on average assets were 1.19% in 1994, 1.21% in 1993 and 1.21% in 1992.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first nine months of 1995, the Company earned 14.72% on average common stockholders' equity compared with 14.85% for the first nine months of 1994. Excluding the non-recurring items recorded in the first nine months of 1994, discussed previously, return on average common stockholders' equity was 14.49%. Return on average common stockholders' equity for the years 1994, 1993 and 1992 were 14.87%, 14.43% and 14.27%, respectively. The originally reported ratios in 1992 and 1993, before restatements for pooling acquisitions, for return on average common stockholders' equity were above 15%. The ratios fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. Management will work to profitably deploy the excess capital thereby improving the return on average common stockholders' equity.


Net Interest Income/Net Interest Margin

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $132.7 million in the first nine months of 1995 compared to $119.5 million in the first nine months of 1994. The primary reason for the 1995 increase in net interest income was the previously mentioned acquisitions of the two Texas banks in Palestine and Kilgore in the third quarter of 1994. For 1994, net interest income on a fully tax-equivalent basis reached $163.1 million, increasing from $148.3 million in 1993, and $137.5 million in 1992.

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

    Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.49% for the first nine months of 1995, compared to 4.21% for the same period in 1994. The increase in net interest margin reflects the strong net interest margins of the two banks in Palestine and Kilgore, Texas, purchased in 1994, increased loan demand and reinvestment of maturing assets at higher rates due to the rise in the general interest rate environment. Fully tax-equivalent net interest margin was 4.26% for the full year of 1994, 4.28% in 1993 and 4.55% in 1992.

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

    Management of net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the past three years and the first nine months of 1995 and 1994.

                         Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                             For the Nine Months               For the Years Ended
                                             Ended September 30,                   December 31,
                                           -----------------------    --------------------------------------
                                              1995         1994          1994          1993          1992
(Dollars in thousands)                     ----------   ----------    ----------    ----------    ----------
Interest income                            $  225,807   $  187,811    $  257,751    $  234,995    $  232,098
Fully tax-equivalent adjustment                 2,290        2,745         3,618         3,775         4,122
                                           ----------   ----------    ----------    ----------    ----------
Interest income - FTE                         228,097      190,556       261,369       238,770       236,220
Interest expense                               95,368       71,073        98,306        90,421        98,690
                                           ----------   ----------    ----------    ----------    ----------
Net interest income - FTE                  $  132,729   $  119,483    $  163,063    $  148,349    $  137,530
                                           ==========   ==========    ==========    ==========    ==========
Yield on earning assets - FTE                   7.72%        6.71%         6.82%         6.89%         7.82%
Cost of interest bearing liabilities            3.98%        3.09%         3.18%         3.23%         3.99%
Net interest spread - FTE                       3.74%        3.62%         3.64%         3.66%         3.83%
Net interest margin - FTE                       4.49%        4.21%         4.26%         4.28%         4.55%

    The following schedule details rate sensitive assets and liabilities at September 30, 1995. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                      Interest Rate Sensitivity Period
(Dollars in thousands)          ----------------------------------------------------------------------------
                                  0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                   Days       Days       Days       Days      Years      Years      Total
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:

Short-term investments          $   76,460 $       -- $       -- $       -- $       -- $       -- $   76,460
Trading account securities             320         --         --         --         --         --        320
Taxable investment securities      186,776    113,879    133,165    187,296    402,050     12,844  1,036,010
Tax-exempt investment securities     2,027      2,454      6,758      7,553     78,393     37,920    135,105
Loans and leases                   722,677    206,123    292,271    484,692    956,563    123,609  2,785,935
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total earning assets               988,260    322,456    432,194    679,541  1,437,006    174,373  4,033,830

Interest bearing liabilities:

Savings and NOW accounts           896,724         --         --         --         --         --    896,724
Money market accounts              495,668         --         --         --         --         --    495,668
Other time deposits                302,725    268,740    370,342    360,872    334,623     18,673  1,655,975
Short-term borrowings              255,163         --         --         --         --         --    255,163
Long-term debt                          --         --      1,071          2      1,079      9,319     11,471
                                ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest bearing
 liabilities                     1,950,280    268,740    371,413    360,874    335,702     27,992  3,315,001

Interest rate
 sensitivity gap                  (962,020)    53,716     60,781    318,667  1,101,304    146,381

Cumulative interest rate
 sensitivity gap                  (962,020)  (908,304)  (847,523)  (528,856)   572,448    718,829

Cumulative rate sensitive assets
 to rate sensitive liabilities        0.51       0.59       0.67       0.82       1.17       1.22

Cumulative gap as a percentage
 of earning assets                  (23.8%)    (22.5%)    (21.0%)    (13.1%)     14.2%      17.8%

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


Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first nine months of 1995, non-interest income totaled $48.6 million compared to $51.8 million for the first nine months of 1994. Excluding approximately $700 thousand in unanticipated revenue from recent mortgage servicing acquisitions recorded in the third quarter of 1995 and the other real estate gains recorded in the first nine months of 1995 and 1994, non-interest income decreased $987 thousand. The sale of an insurance agency subsidiary in January of 1995 represents the primary reason for the decrease in non-interest income.

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

    Non-interest expenses were $116.8 million for the first nine months of 1995, a 4.5% increase from $111.8 million for the same period in 1994. In the third quarter of 1995, the Company recorded non-recurring expenses associated with information system conversions from recent bank affiliations. The 1994 amounts include non-recurring expenses of $969 thousand associated with the pay-off of the Company's subordinated capital notes. Excluding the non-recurring items in 1995 and 1994 and the non-interest expenses of the two Texas banks purchased in the third quarter of 1994, non-interest expense actually increased less than 1.0%.

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
                                  ========   ========   ========   ========              ========


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 34.0% for the first nine months of 1995 and 32.9% for the first nine months of 1994. The increase in 1995 was due to a decrease in income on tax-exempt investments. The effective rates were 32.3% in 1994, 28.1% in 1993, and 29.6% in 1992. The increase in 1994 was due primarily to a decrease in income on tax-exempt investments. The decrease in 1993 was due primarily to the transition adjustment for implementing FASB Statement No. 109, partially offset by a 1% increase in the corporate Federal tax rate.


Loan and Lease Portfolio

    At September 30, 1995, the Company's loan and lease portfolio, net of unearned income, totaled $2.8 billion, up from $2.5 billion at December 31, 1994. In July of 1995, the Company bought approximately $25 million in loan participations of consumer credit card loans from Security National Bank & Trust Company in Norman, Oklahoma. The remaining $226 million increase in the loan and lease portfolio reflects increased loan demand. Although the 10% growth in loans was spread through all categories, the strongest growth occurred in the retail consumer and residential sectors. Commercial loans also experienced solid growth.

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

Provision and Allowance for Possible Loan and Lease Losses

    The allowance for loan and lease losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans and leases that may become uncollectible. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of September 30, 1995, the allowance for loan and lease losses equaled $45.2 million or 1.62% of total loans and leases. Comparatively, the allowance for loan and lease losses amounted to $45.3 million or 1.79% of total loans and leases at December 31, 1994. The provision for possible loan and lease losses amounted to $1.6 million in the first nine months of 1995 as compared to $1.0 million in the first nine months of 1994.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past five years. At September 30, 1995, the Company's ratio was 352.81%. This means that for every dollar of non-performing loans (non-accrual loans, loans 90 days or more past due, and renegotiated loans), $3.53 is set aside in the Company's reserve to cover possible losses. The ratio at December 31, 1994, was 340.82%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets. The ratio was 373.55% at September 30, 1995, compared to 347.35% at December 31, 1994. Both of the reserve adequacy ratios indicate the conservative approach the Company has taken with regard to building reserves for possible future losses. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                      Annualized Nine Months
                                              Ended
                                          September 30,               For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1995                1994     1993     1992     1991     1990
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.08%               0.04%    0.16%    0.52%    0.42%    0.43%

Allowance for possible loan and lease
 losses to total loans and leases             1.62%               1.79%    2.19%    2.15%    2.25%    2.10%

Non-performing loans to total
 loans and leases                             0.46%               0.52%    0.72%    0.86%    1.61%    1.90%

    Although asset quality has consistently improved during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 28% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 30 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


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

                                                  For the Nine Months
                                                  Ended September 30,      For the Years Ended December 31,
                                                 --------------------    ------------------------------------
                                                         1995               1994         1993         1992
                                                 --------------------    ----------   ----------   ----------
Average loans and leases to average deposits            69.85%             61.76%       59.41%       59.34%

Average loans and leases to average core deposits       76.35%             67.83%       64.20%       64.60%

    The Company's average short-term borrowings exceeded short-term investments by $106.4 million at September 30, 1995. Average short-term investments exceeded average short-term borrowings by $11.7 million in 1994, $88.7 million in 1993 and $82.5 million in 1992. The 1995 and 1994 decrease in liquidity occurred due to an increase in loan demand and an increase in short-term borrowings by the Company to fund the two Texas bank purchases in the third quarter of 1994. The Company continually monitors the level of short-term investments and short-term borrowings given interest margin considerations and liquidity needs.


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

    The Board of Governors of the Federal Reserve System approved regulations in 1988 to implement what is commonly referred to as risk-based capital adequacy. This system is designed to reward banking organizations with less risky asset bases by allowing them to maintain lower capital amounts to support these assets. The opposite would be true for organizations with risky asset bases as they would have to maintain higher capital levels. These regulations require a tier I capital to assets ratio of 4% for bank holding companies. The

Company is in excess of this requirement with a tier I capital to assets ratio of 7.75% at September 30, 1995. These regulations also require a risk-based capital ratio (total capital to risk-adjusted assets) of 8%. At present, the Company's risk-based capital ratio is 12.79%. The Company desires to maintain stronger capital ratios than those set forth as minimums, and as shown in the following table, the Company's capital ratios have remained in excess of the Federal Reserve guidelines.

                                       September 30,    June 30,     March 31,    December 31, September 30,
                                           1995          1995          1995          1994          1994
                                       ------------- ------------- ------------- ------------- -------------
Total stockholders' equity to assets       8.21%         8.22%         8.16%         7.85%         7.77%
Tier I capital to assets                   7.75%         7.73%         7.73%         7.48%         7.37%
Tier I capital to risk-adjusted assets    12.03%        12.01%        12.29%        12.22%        12.38%
Total capital to risk-adjusted assets     12.79%        12.78%        13.03%        13.00%        13.17%


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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.
--------------------------------------------------------
    The above litigation, which was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is to be tried before the Circuit Court in Pulaski County, Arkansas. The trial date has been changed from January 26, 1996, to February 5, 1996.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        11   Computation of Earnings per Common Share

        27   Financial Data Schedule

    (b) Reports on Form 8-K

        None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  November 13, 1995

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------
           11            Computation of Earnings per Common Share

           27            Financial Data Schedule