Form 10-K
period 1995-12-31
FIRST COMMERCIAL CORP
filed 1996-03-29
CIK 316769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from           to          .
                                    ---------    ---------

                          Commission File No.  0-9676

                          FIRST COMMERCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

             ARKANSAS                                     71-0540166
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

             400 WEST CAPITOL AVENUE, LITTLE ROCK, ARKANSAS   72201
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code:  (501)371-7000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $3.00 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any admendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: $659,406,845 (based upon the average closing bid and ask prices quoted on the Nasdaq National Market on February 22, 1996.)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                 Class                       Outstanding at February 22, 1996
 --------------------------------------      --------------------------------
 Common Stock $3.00 par value per share                 27,353,428

                    DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the year ended December 31, 1995, (the "Company's 1995 Annual Report") are incorporated by reference into Parts I and II of this report.

    Portions of the Proxy Statement for the April 16, 1996, Annual Meeting of Shareholders of Registrant (the "Company's 1996 Proxy Statement") are incorporated by reference into Part III of this report.


                             TABLE OF CONTENTS

  Item                                                                  Page
  ----                                                                  ----
                                  PART I
   1.       Business..................................................    3

   2.       Properties................................................   11

   3.       Legal Proceedings.........................................   11

   4.       Submission of Matters to a Vote of Security Holders.......   12

                                  PART II

   5.       Market for Registrant's Common Stock and Related
            Stockholder Matters.......................................   12

   6.       Selected Financial Data...................................   12

   7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   13

   8.       Financial Statements and Supplementary Data...............   13

   9.       Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   13

                                  PART III

  10.       Directors and Executive Officers of the Registrant........   13

  11.       Executive Compensation....................................   13

  12.       Security Ownership of Certain Beneficial Owners and
            Management................................................   14

  13.       Certain Relationships and Related Transactions............   14

                                  PART IV

  14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................   14

 Signatures...........................................................   16

                                     PART I


Item 1. BUSINESS
        --------
                                    GENERAL

    First Commercial Corporation ("Registrant" or the "Company") was created through a merger of Commercial Bankstock, Inc., and First National Bancshares, Inc., on July 31, 1983. The Company is the largest multi-bank holding company headquartered in Arkansas with its corporate offices located in the capital city of Little Rock. The Company offers a broad range of bank and bank-related services through its bank and nonbank subsidiaries and affiliates.

    The Company provides service to its subsidiary banks in such areas as audit, loan review, credit administration, compliance, data processing, investment portfolio management, asset and liability management, human resources and training.

Commercial Banking Subsidiaries
-------------------------------

    The Company's principal source of income is derived from twenty-five commercial banking institutions. The Company directly owns thirteen institutions in the state of Arkansas, one institution in the state of Tennessee, one institution in the state of Louisiana, and in a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company also owns a second-tier bank holding company, State First Financial Corporation, headquartered in Texarkana, Arkansas. State First Financial Corporation owns two institutions in the state of Arkansas and seven institutions in the state of Texas. All of the Company's bank subsidiaries offer a broad range of traditional commercial and consumer banking services to the markets and communities which they serve. Certain subsidiary banks additionally offer trust and fiduciary services and brokerage services.

Nonbank Subsidiaries and Affiliates
-----------------------------------

    First Commercial Mortgage Company offers mortgage financing throughout Arkansas and in Memphis, Tennessee, East Texas, Oklahoma, California and Mississippi, and conducts mortgage servicing on a nationwide basis. First Commercial Capital Management is an investment advisor and money manager for individuals, employee benefit plans, endowments, foundations and other funds. First Commercial Trust Company, N.A., provides a full range of personal trust, employee benefit, and corporate and public securities administrative services. First Commercial Investments, Inc., is a full service investment company which buys and sells stocks, bonds, U.S. Government securities, fixed and variable annuities, and municipal securities on behalf of its clients. Financial Fleet Services, Inc., is an equipment leasing company located in Little Rock, Arkansas, which serves customers throughout the United States. Commercial Capital Funding, Inc., is a factoring company headquartered in Dallas, Texas, which specializes in accounts receivable financing in all affiliate markets. The income and other operating results of the nonbank subsidiaries and affiliates as compared to the consolidated results of the Company are not substantial enough to require financial and other information concerning industry segments to be included in this Annual Report on Form 10-K.

Recent Acquisitions
-------------------

    On November 30, 1995, the Company acquired all the outstanding common stock of FDH Bancshares, Inc., in exchange for 1,349,215 Company common shares, restated for the 7% stock dividend declared November, 1995. FDH Bancshares, Inc., which was merged into the Company, was the parent company of Citizens First Bank, Little Rock, Arkansas; Citizens First Bank, El Dorado, Arkansas; Citizens First Bank, Fordyce, Arkansas; Citizens First Bank, Arkadelphia, Arkansas; and Springhill Bancshares, Inc., parent company of Springhill Bank & Trust Company, Springhill, Louisiana. FDH Bancshares, Inc., had approximately $375 million in assets, $206 million in loans, and $330 million in deposits. This transaction was accounted for as a purchase, and accordingly, the results of operations were consolidated with those of the Company from the date of acquisition. The assets and liabilities of FDH Bancshares, Inc., were adjusted to fair value at the purchase date, resulting in an excess cost over fair value of $14.7 million. Citizens First Bank, Little Rock, Arkansas, was merged into the Company's Little Rock bank affiliate, First Commercial Bank, N.A.

    On November 30, 1995, the Company acquired all of the outstanding common stock of West-Ark Bancshares, Inc., Clarksville, Arkansas, parent company of Arkansas State Bank, in exchange for 689,106 Company common shares, restated for the 7% stock dividend declared November, 1995. This transaction was accounted for as a pooling-of-interests. The results of West-Ark Bancshares, Inc., are included in the consolidated financial statements for 1995, however, prior period financial data has not been restated due to immateriality. West-Ark Bancshares, Inc., had approximately $159 million in assets, $107 million in loans, and $146 million in deposits.

Foreign Operations
------------------

    Neither the Company nor any of its subsidiary banks conducts foreign operations. Balances maintained in foreign countries amounted to $248,000 at December 31, 1995. There are no loans to foreign corporations, banks, financial institutions, governments, consumers or businesses, or involving real estate in a foreign country, nor does the Company hold any deposits from banks in foreign countries, or from foreign governments, official institutions, central banks or international institutions.

Competition
-----------

    The activities engaged in by the Company and its subsidiaries are intensely competitive, and the Company competes for business with other financial services organizations, including other commercial banks, savings and loan associations, credit unions, brokerage firms, mortgage companies, leasing companies, finance companies, and a variety of financial services and advisory companies.

    The Company's subsidiary banks actively compete with other banks and financial institutions in their efforts to obtain deposits and make loans. The principal areas of competition in the commercial banking industry are in the scope and type of services offered and in interest rates paid on interest-bearing and time deposits and charged on loans. Competition with other financial institutions is expected to increase, especially with the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which authorizes interstate banking and is discussed below in greater detail.

    According to information obtained from the Arkansas Bankers Association, during 1995 there were approximately 29 multi-bank holding companies in Arkansas and approximately 104 additional single-bank holding companies. As of December 31, 1995, the Company was the largest multi-bank holding company headquartered in Arkansas with $5.4 billion in total assets and $4.6 billion in total deposits.

Employees
---------

    As of December 31, 1995, the Company and its subsidiaries and affiliates had a total of 2,724 full-time equivalent employees.


                           REGULATION AND SUPERVISION

Regulation and Supervision of Bank Holding Companies:
-----------------------------------------------------

    The following summaries of statutes and regulations affecting bank holding companies do not purport to be complete. The summaries are qualified in their entirety by reference to the provisions of the statutes and regulations summarized.

Bank Holding Company Act of 1956, as Amended:

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors".) As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examination of the Company and each of its subsidiaries. The Act requires each bank holding company to obtain prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board of Governors approve the acquisition by the Company of the voting shares of, or substantially all of the assets of, any bank located outside of Arkansas unless such acquisition is specifically authorized by the statutes or laws of the state in which the bank to be acquired is located or unless such acquisition occurs as a result of foreclosure of a debt previously contracted.

    With certain exceptions, the Act further restricts non-banking acquisitions by registered bank holding companies to shares of companies whose activities the Board of Governors deems to be so closely related to banking, or managing or controlling banks, as to be proper incident thereto. In making such determinations, the Board of Governors is required to consider whether the performance of such activities by an affiliate can reasonably be expected to produce benefits to the public, such as increased competition or gains in efficiencies against the risk of possible adverse effects, such as undue concentration of resources, decreases in or unfair competition, conflicts of interest, or unsound banking practices.

    The Board of Governors has determined by regulation that certain activities are permissible activities for bank holding companies and their affiliates, including making and servicing loans, operating an industrial loan institution, performing certain fiduciary functions, leasing real estate and personal property, making real estate and personal property appraisals, providing certain management consulting, investment and financial advice, acting as a futures commission merchant, performing certain data processing operations, acting as an insurance agent for certain types of insurance and underwriting credit life and disability insurance related to credit transactions within the particular holding company system, assisting tax preparation and planning, providing check guaranty services, operating a collection agency, operating a credit bureau, underwriting and dealing in government obligations and money market instruments, providing foreign exchange advisory services, arranging commercial real estate equity financing, promoting community development, handling money orders, savings bonds and travelers checks, providing securities brokerage, providing consumer financial counseling, operating savings associations, and providing courier services.

    Under Section 106 of the 1970 amendments to the Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, or lease or sale of any property or the furnishing of such services.

Risk-Based Capital Guidelines:

    In January 1989, the Board of Governors issued final guidelines to implement what is commonly referred to as risk-based capital adequacy, whereby banking organizations with less risky asset bases will be allowed to maintain lower capital amounts to support these assets than those organizations having high-risk assets. The regulations currently require a risk-based capital ratio of 8%. The Company's December 31, 1995, risk-based capital ratio was 12.14%.

Federal Reserve Act:

    Under the Federal Reserve Act the Board of Governors has cease and desist powers over parent holding companies and nonbanking subsidiaries when actions of such holding companies and nonbanking subsidiaries would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Board of Governors also has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies.

    The Company is an "affiliate" of its subsidiary banking institutions and will be an "affiliate" of any other acquired banks within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes certain restrictions on
(i) loans by a subsidiary bank to its bank holding company or to any other affiliated companies, (ii) investments by a subsidiary bank in the stock or other securities of its bank holding company, and (iii) the use of stock or securities of the bank holding company as collateral for loans by a subsidiary bank to any borrower.

    The Company is also subject to certain restrictions with respect to engaging in the business of issuing, floatation, underwriting, public sale, and distribution of securities.

Arkansas Regulation:

    In addition to regulation by the Board of Governors, bank holding companies in Arkansas are subject to regulation by the State Bank Commissioner. Accordingly, regular examinations are performed and the filing of certain reports is required.

    In 1983, the Arkansas Legislature passed legislation specifically authorizing the ownership of more than one bank by a bank holding company, subject to certain restrictions and conditions. Generally, such legislation permits multi-bank holding companies if: (i) all banks controlled by the bank holding company were chartered pursuant to an application filed before December 31, 1982, or were in existence for ten years, and (ii) all banks owned or controlled by the bank holding company have, in the aggregate, 10% or less of the total deposits held by all state and national banks having their principal offices within the State of Arkansas. The 10% restriction was modified to 12% effective June 30, 1984, and to 15% effective December 31, 1984. In 1993, the Arkansas Legislature increased the deposit limit to 25% of the total deposits held by all state and national banks having their principal offices within the State of Arkansas.

    In 1988, the Arkansas Legislature enacted legislation making significant changes to Arkansas' interstate banking and branching laws. As of January 1, 1989, bank acquisitions between banks in Arkansas and banks in states within the Southern Regional Compact, which have reciprocal banking laws, are permitted. Arkansas banks acquired under the law must have been in existence for at least ten years. Under such legislation, branches could be located anywhere within the county of a bank's principal banking office. After December 31, 1993, branches could be established in contiguous counties to the county in which the principal office is located. After December 31, 1998, branches may be located anywhere in the state. A subparagraph to Arkansas Thrift Branching Legislation was enacted to apply the same branching restrictions to Arkansas thrifts.

Arkansas Usury Law:

    The Arkansas usury law, which applies to all of the Company's Arkansas affiliates, currently limits interest rates on all credit classifications, other than single-family mortgages, to the lesser of 17% or the Federal Reserve Bank of St. Louis's discount rate plus 5%.

Texas Regulation:

    The Texas Banking Act permits an "out-of-state" bank holding company to acquire control of a bank located in the State of Texas, if such bank received a charter and was continually operated for at least five years prior to the acquisition, and subjects the "out-of-state" bank holding company to the supervision and regulation by the Banking Department of Texas.

    Under the Texas Banking Act, a bank holding company cannot control more than 20% of the total deposits of all state and national banks domiciled in the State of Texas.

Government Monetary Policy and Economic Controls:

    In addition to the effect of general economic conditions, the earnings of the Company's subsidiary banks are affected by the fiscal and monetary policies of the Federal Reserve System, which attempts to regulate the national money supply so as to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements for banks and establishing the discount rate on banks' borrowings. The Federal Reserve System also conducts open market operations in United States government securities.

    The policies of the Federal Reserve System have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon. The impact upon the future business and earnings of the subsidiary banks of current economic problems and policies of the Federal Reserve System, and other regulatory authorities designed to deal with these problems cannot be accurately predicted; however, such economic problems and policies can materially affect the revenues and net income of commercial banks.

Other Regulatory Developments:

    On August 9, 1989, the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA provided $125 billion to liquidate insolvent savings and loan institutions and transferred savings and loan insurance coverage to the Federal Deposit Insurance Corporation (the "FDIC"). To facilitate this transfer, two separate funds were created under the FDIC (the Bank Insurance Fund and the Savings Association Insurance Fund). The primary effects of FIRREA on the Company are that (i) banking concerns are now allowed to acquire savings and loans and (ii) FDIC insurance premiums have increased significantly.

    In December, 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains numerous provisions increasing regulatory review of depository institutions' operations. The increased regulations include annual examinations by the depository institution's primary regulator and mandatory independent audits for all depository institutions with assets of $500 million or more. In addition, the institutions must establish independent audit committees composed solely of outside directors.

    Effective December 16, 1992, final rules regarding FDICIA's establishment of five capital levels, ranging from "well capitalized" to "critically undercapitalized" were adopted. If an institution's capital level falls below "well capitalized," it becomes subject to increasing regulatory oversight and restrictions on banking activities. These regulations and restrictions increase at each lower capital level. In addition, FDIC insurance premiums are now, in part, based upon an institution's capital level. A financial institution is considered "well capitalized" if it is under no regulatory order or action and its leverage ratio is at least 5% and its Tier I and Total Risk-Based Capital ratios are at least 6% and 10%, respectively. The Company is considered "well capitalized," as defined, with a leverage ratio of 7.31%, a Tier I Capital ratio of 11.31% and a Total Risk-Based Capital ratio of 12.14% at December 31, 1995.

    In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted. The Interstate Act addresses in distinct provisions four principal areas of interstate banking and branching activity: (i)interstate bank holding company acquisitions commencing one year after enactment; (ii) interstate bank mergers commencing June 1, 1997, except where the state has enacted a law opting-out of interstate bank mergers; (iii) de novo interstate bank branching commencing upon enactment; and (iv) interstate bank agency commencing one year after enactment. The Company believes enactment of the Interstate Act will result in a more common sense approach for banking consolidation and will benefit the Company's corporate strategy of expanding services to customers in its region.

Regulation and Supervision of Subsidiary Banks:
-----------------------------------------------

    The national bank subsidiaries of the Company are subject to regulation and supervision by the Office of the Comptroller of the Currency. The state bank subsidiaries of the Company that are located in the State of Arkansas are subject to regulation and supervision, including regular bank examinations, by the Arkansas State Bank Department. The state bank subsidiary of the Company that is located in the State of Louisiana is subject to regulation and supervision, including regular bank examinations, by the Louisiana Office of Financial Institutions. The Company and its subsidiaries are also subject to examinations and regulation by the Federal Reserve System under the provision of the Bank Holding Company Act of 1956, as amended.

    All of the Company's subsidiary banks are members of the FDIC, which currently insures the deposits of each member bank up to a maximum of $100,000 per deposit relationship. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC and to examinations by the FDIC.

                     EXECUTIVE OFFICERS OF THE COMPANY

    As of December 31, 1995, the principal executive officers of the Company were as follows:

James R. Cobb, 54, serves as Chairman of the Board of First Commercial Bank, N.A., Little Rock, Arkansas, a position he assumed in 1995. Mr. Cobb has been employed by the Company and/or its subsidiaries in various capacities since 1973.

Bill I. Crutchfield, 52, serves as Chairman, President and Chief Executive Officer of State First National Bank, Texarkana, Texas, a position he has held since 1987, and Executive Vice President of State First Financial Corporation, a position he assumed in 1994. Mr. Crutchfield has been associated with State First National Bank, Texarkana, Texas, and State First Financial Corporation, which were acquired by the Company in 1994, since 1979.

Jack Fleischauer, Jr., 47, serves as President and Chief Executive Officer of First Commercial Bank, N.A., Little Rock, Arkansas, which positions he assumed in May 1994. Prior to joining the Company, Mr. Fleischauer served as President and Chief Operating Officer of Worthen National Bank, Little Rock, Arkansas, lead bank for Worthen Banking Corporation, which position he assumed in 1991. Mr . Fleischauer joined the Company with over twenty years of banking experience.

Barnett Grace, 51, serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Grace has been employed by the Company and/or its subsidiaries since 1972. Mr. Grace assumed the position of President of the Company in 1988 and Chairman of the Board and Chief Executive Officer of the Company in 1990.

Edwin P. Henry, 58, serves as Executive Vice President of the Company. Mr. Henry also serves as Executive Vice President of First Commercial Bank, N.A., Little Rock, Arkansas, and Chairman of the Affiliate Bank Management Group. Additionally, he serves as a director on several boards of directors of affiliate banks. Mr. Henry has been associated with the Company and/or its subsidiaries since 1962.

J. French Hill, 39, serves as Executive Officer of the Company. Mr. Hill's areas of responsibility include Trust, Investment Banking and Bank Brokerage. Prior to joining the Company in March 1993, Mr. Hill served as a U.S. Treasury official and Special Assistant to President George Bush.

Clarence E. Hoover, 53, serves as Executive Officer of Operations and Management Information Services. Prior to joining the Company in December 1991, Mr. Hoover was employed with banking institutions in Virginia and Tennessee and possessed over thirty years of banking experience.

Douglas Jackson, 58, serves as Senior Credit Officer of State First Financial Corporation. Mr. Jackson has been associated with the Company and/or its subsidiaries since 1987.

Neil S. West, 50, serves as President and Chief Executive Officer of State First Financial Corporation, a second-tier bank holding company consisting of nine banks in Arkansas and Texas, a position he assumed in May 1994. Mr. West also serves as Executive Officer of the Company with responsibility for the Company's Credit Administration Division, a position he assumed in August 1995.

Mr. West has been associated with the Company and/or its subsidiaries since 1987, when he joined the Company with over fifteen years of banking experience.

J. Lynn Wright, 33, serves as Chief Financial Officer of the Company. Mr. Wright joined the Company in 1984 and served in various capacities with the Company's Finance Division before assuming his current position in July 1992.

                          STATISTICAL DISCLOSURE

    The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies", is contained in the Company's 1995 Annual Report on pages 13 through 29, which information is incorporated herein by reference.


Item 2. PROPERTIES
        ----------

    The principal offices of the Company and the following affiliates, First Commercial Bank, N.A., First Commercial Mortgage Company, First Commercial Trust Company, N.A., First Commercial Investments, Inc., and Financial Fleet Services, Inc., are located in the First Commercial Building at 400 West Capitol Avenue in downtown Little Rock, Arkansas. The Company and its affiliates lease approximately 226,000 combined square feet of space. The office space is held under long-term leases from First Commercial, Inc., a wholly owned subsidiary of First Commercial Bank, N.A.

    The Company and its banking subsidiaries and affiliates maintain 131 banking locations throughout the States of Arkansas, Texas, Tennessee, Louisiana and Oklahoma. The majority of these offices are owned by the respective subsidiary and affiliate banks.

    For information regarding lease commitments, See Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's 1995 Annual Report, which note is incorporated herein by reference.


Item 3. LEGAL PROCEEDINGS
        -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.
--------------------------------------------------------
    First Commercial Bank, N.A., a wholly owned subsidiary of Registrant, has been the defendant in litigation initiated in 1989 seeking approximately $200,000,000 in compensatory damages plus punitive damages. Plaintiffs in the litigation alleged fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for trebled damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992 alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of

$12.5 million compensatory damages and $10.0 million punitive damages. The trial court has not yet entered a judgment on the verdict, but management of the Company and First Commercial Bank, N.A., intend to vigorously pursue an appeal of any judgment not in favor of First Commercial Bank, N.A. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that any judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

    No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        ------------------------------------------------------------
        MATTERS
        -------

    The information required by Item 201 of Regulation S-K is contained in the Management's Discussion & Analysis Section of the Company's 1995 Annual Report under the heading "Dividend Policy", which information is incorporated herein by reference.

    For information on dividend restrictions see Note 4, Pledged Assets and Regulatory Restrictions, and Note 10, Long-term Debt, of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report, which notes are incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA
        -----------------------

    The information required by Item 301 of Regulation S-K is contained in the Management's Discussion & Analysis Section of the Company's 1995 Annual Report under the heading "Six-Year Financial Summary", which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    The information required by Item 303 of Regulation S-K is contained in the Company's 1995 Annual Report on pages 13 through 29, which information is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

    The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 1995 Annual Report on pages 30 through 52 and in the Management's Discussion & Analysis Section under the heading "Selected Quarterly Operating Results", respectively, which information is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

    No information is required in response to this Item.


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

    The information required by Item 401 of Regulation S-K is contained in the Company's 1996 Proxy Statement under the headings "Election of Directors" and "Other Information" on pages 3 through 6, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is contained in the Company's 1996 Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13, which information is incorporated herein by reference.

    The information concerning the executive officers of the Registrant is contained in Part I, Item 1, of this report under the caption "Executive Officers of the Company."


Item 11. EXECUTIVE COMPENSATION
         ----------------------

    The information required by Item 402 of Regulation S-K is contained in the Company's 1996 Proxy Statement under the headings "Compensation of Directors and Executive Officers," "First Commercial Corporation's 1995 Compensation Committee Report on Executive Compensation," and "Stock Performance Chart" on pages 7 through 12, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

    The information required by Item 403 of Regulation S-K is contained in the Company's 1996 Proxy Statement under the headings "Principal Holders of Shares" and "Election of Directors" on pages 2 through 6, which information is incorporated herein by reference.


                                    PART IV


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    The information required by Item 404 of Regulation S-K is contained in the Company's 1996 Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" on pages 9 and 13, respectively, which information is incorporated herein by reference.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

    (a) The following documents are filed as part of this report:

       (1) Financial Statements:
                                                                      Page
                                                                    Number(*)
                                                                    ---------
          Reports of Management and Independent Auditors               30

          Consolidated Statements of Income for the Years Ended
            December 31, 1995, 1994 and 1993                           31

          Consolidated Balance Sheets as of December 31, 1995
            and 1994                                                   32

          Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1995, 1994 and 1993               33

          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1995, 1994 and 1993                     34

          Notes to Consolidated Financial Statements                35 - 52

       (*) Page numbers refer to the Company's 1995 Annual Report, which pages are incorporated herein by reference.

       (2) Financial Statement Schedules:

          All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

       (3) Executive Compensation Plans and Arrangements:

          1987 Incentive and Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10(a) hereto.)

          Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(b) hereto.)

          Supplemental Executive Retirement Plan for C. Barnett Grace (filed as
          Exhibit 10(c) hereto.)

    (b) Reports on Form 8-K:

       During the period covered by this report, Registrant filed two reports on Form 8-K. A report dated November 30, 1995, as amended by a report on Form 8-K/A filed January 30, 1996, disclosed under Item 5 that the Company had completed the acquisition of FDH Bancshares, Inc., and West-Ark Bancshares, Inc. In addition, the Company prepared pro forma financial statements reflecting the acquisitions and filed such information as Exhibit 99 to such report on Form 8-K. Another report on Form 8-K, dated March 13, 1996, was filed by the Company to disclose under Item 5 that a jury found against First Commercial Bank, N.A., a subsidiary of the Company, in a trial held in Circuit Court in Pulaski County, Arkansas.

(c) Exhibits:

       The exhibits required to be filed by Item 601 of Regulation S-K are submitted as a separate section of this report under the caption "Index to Exhibits."

    (d) Financial Statement Schedules:

       Not applicable.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST COMMERCIAL CORPORATION



                                       By: /s/ Barnett Grace
                                          -------------------------
                                           Barnett Grace
                                           Chairman of the Board
Date:  March 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                    DATE

/s/ Barnett Grace             Chairman of the Board, President, March 28, 1996
----------------------------  Chief Executive Officer and
    Barnett Grace             Director (Principal Executive
                              Officer)

/s/ J. Lynn Wright            Chief Financial Officer           March 28, 1996
----------------------------  (Principal Financial and
    J. Lynn Wright             Accounting Officer)

                              Director                          March 28, 1996
----------------------------
   John W. Allison

                              Director                          March 28, 1996
----------------------------
   Truman Arnold

/s/ William H. Bowen          Director                          March 28, 1996
----------------------------
   William H. Bowen

                              Director                          March 28, 1996
----------------------------
   Peggy Clark

/s/ Robert G. Cress           Director                          March 28, 1996
----------------------------
   Robert G. Cress

/s/ Cecil W. Cupp, Jr.        Director                          March 28, 1996
----------------------------
   Cecil W. Cupp. Jr.

                              Director                          March 28, 1996
----------------------------
   Frank D. Hickingbotham

                              Director                          March 28, 1996
----------------------------
   Walter E. Hussman, Jr.

/s/ Frederick E. Joyce, M.D.  Director                          March 28, 1996
----------------------------
   Frederick E. Joyce, M.D.

                              Director                          March 28, 1996
----------------------------
   Jack G. Justus

/s/ William M. Lemley         Director                          March 28, 1996
----------------------------
   William M. Lemley

/s/ Charles H. Murphy, Jr.    Director                          March 28, 1996
----------------------------
   Charles H. Murphy, Jr.

                              Director                          March 28, 1996
----------------------------
   Michael W. Murphy

/s/ William C. Nolan, Jr.     Director                          March 28, 1996
----------------------------
   William C. Nolan, Jr.

/s/ Sam C. Sowell             Director                          March 28, 1996
----------------------------
   Sam C. Sowell

/s/ Paul D. Tilley            Director                          March 28, 1996
----------------------------
   Paul D. Tilley

                                Index to Exhibits

Exhibit Number                            Exhibit
--------------  ----------------------------------------------------------
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

    10(a)* 1987 Incentive and Non-Qualified Stock Option Plan, as amended (10(c) in Form 10-K for the fiscal year ended December 31, 1992, in 0-9676).

    10(b)* Non-Qualified Deferred Compensation Plan, as amended (10(b) in Form 10-K for the fiscal year ended December 31, 1994, in 0-9676).

    10(c)       Supplemental Executive Retirement Plan for C. Barnett Grace

    11          Computation of Earnings per Common Share.

    13 Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

    21          Subsidiaries of Registrant.

    23(a)       Consent of Ernst & Young LLP.

    23(b)       Consent of KPMG Peat Marwick LLP.

    23(c) Consent of Baird, Kurtz & Dobson LLP (to be filed by amendment.)

    27          Financial Data Schedule

    99(a)       Report of KPMG Peat Marwick LLP.

    99(b) Annual Report on Form 11-K for Stock Purchase Plan for employees of First Commercial Corporation (to be filed by amendment.)
----------
* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. (Exhibit numbers and file numbers appear in parenthesis.)