Form 10-Q
period 1996-03-31
FIRST COMMERCIAL CORP
filed 1996-05-15
CIK 316769

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1996


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at March 31, 1996
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               27,356,227

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  20

   4.      Submission of Matters to a Vote of Security Holders..........  20

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                    March 31,        December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1996               1995
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      259,074     $      432,117
 Federal funds sold........................................................         98,661            108,181
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        357,735            540,298
 Investment securities held-to-maturity, estimated market
  value $342,675 ($352,492 in 1995)........................................        346,305            351,415
 Investment securities available-for-sale..................................      1,011,396            973,129
 Trading account securities................................................            615                449
 Loans and leases, net of unearned income..................................      3,189,954          3,215,562
 Allowance for possible loan and lease losses..............................        (51,716)           (51,341)
                                                                            --------------     --------------
  Net loans and leases.....................................................      3,138,238          3,164,221
 Bank premises and equipment, net..........................................        104,385            106,665
 Other real estate owned, net of allow for poss losses of $49 ($50 in 1995)          2,229              2,266
 Other assets..............................................................        218,925            222,497
                                                                            --------------     --------------
    Total assets........................................................... $    5,179,828     $    5,360,940
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      871,029     $    1,018,181
 Interest bearing transaction and savings accounts.........................      1,583,265          1,612,294
 Certificates of deposit $100,000 and over.................................        509,956            505,303
 Other time deposits.......................................................      1,532,396          1,494,763
                                                                            --------------     --------------
  Total deposits...........................................................      4,496,646          4,630,541
 Short-term borrowings.....................................................        170,610            235,378
 Other liabilities and deferred income taxes...............................         64,666             55,592
 Long-term debt............................................................          7,170              7,170
                                                                            --------------     --------------
  Total liabilities........................................................      4,739,092          4,928,681
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
  Common stock, $3 par value, 34,000,000 shares authorized,
   27,356,227 and 27,343,279 shares issued, respectively...................         82,069             82,030
  Capital surplus..........................................................        195,176            195,019
  Retained earnings........................................................        164,506            154,356
  Unrealized net gains (losses) on available-for-sale securities,
   net of income tax.......................................................         (1,015)               854
  Less treasury stock at cost, 0 shares....................................             --                 --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        440,736            432,259
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    5,179,828     $    5,360,940
                                                                            ==============     ==============
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                 Unaudited
CONSOLIDATED INCOME STATEMENTS                                                          Three Months Ended
(Dollars in thousands, except per share data)                                                March 31,
                                                                                      ----------------------
                                                                                         1996        1995
                                                                                      ----------  ----------
Interest income
   Loans and leases, including fees.................................................. $   71,212  $   54,870
   Short-term investments............................................................      1,467         982
   Investment securities-taxable.....................................................     16,888      15,659
                        -nontaxable..................................................      2,012       1,995
   Trading account securities........................................................         (8)          2
                                                                                      ----------  ----------
     Total interest income...........................................................     91,571      73,508
Interest expense
   Interest on deposits..............................................................     37,039      28,064
   Short-term borrowings.............................................................      2,464       2,619
   Long-term debt....................................................................        121         192
                                                                                      ----------  ----------
     Total interest expense..........................................................     39,624      30,875
Net interest income..................................................................     51,947      42,633
Provision for possible loan and lease losses.........................................      1,572         825
                                                                                      ----------  ----------
     Net int inc after prov for possible loan and lease losses.......................     50,375      41,808
Other income
   Trust department income...........................................................      3,068       2,811
   Mortgage servicing fee income.....................................................     11,001       3,680
   Broker-dealer operations income...................................................        905         651
   Service charges on deposit accounts...............................................      5,922       5,325
   Other service charges and fees....................................................      2,919       2,080
   Investment securities gains (losses), net.........................................         65         (27)
   Other real estate gains (losses), net.............................................         13        (233)
   Other.............................................................................      1,715       1,290
                                                                                      ----------  ----------
     Total other income..............................................................     25,608      15,577
Other expenses
   Salaries, wages and employee benefits.............................................     23,770      19,508
   Net occupancy.....................................................................      2,972       2,732
   Equipment.........................................................................      3,055       2,563
   FDIC insurance....................................................................        326       2,250
   Amortization of mortgage servicing rights.........................................      5,064         988
   Other.............................................................................     16,289      10,456
                                                                                      ----------  ----------
     Total other expenses............................................................     51,476      38,497
Income before income taxes...........................................................     24,507      18,888
Income tax provision.................................................................      8,606       6,196
                                                                                      ----------  ----------
     Net income...................................................................... $   15,901  $   12,692
                                                                                      ==========  ==========
Weighted average number of common shares outstanding
 during the period................................................................... 27,351,106  26,138,470
Earnings per common share............................................................ $     0.58  $     0.49

 See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                                                                               Unrealized
                                        Preferred  Common             Retained  Gains and Treasury
                                          Stock     Stock    Surplus  Earnings  (Losses)    Stock     Total
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - January 1, 1995.............. $       - $  71,325 $ 109,167 $ 170,132 $  (7,433)$      -- $ 343,191
 Change in unrealized gains (losses),
  net of income taxes of $2,152........                                             4,007               4,007
 Net income............................                                  12,692                        12,692
 Cash dividends - $.19 per common share                                  (4,843)                       (4,843)
 Stock options exercised...............                  56        95                                     151
 Common stock issued, 2,388 shares.....                   7        46                                      53
 Acquisition of equity interest of
  West-Ark Bancshares, Inc.,
  689,106 shares.......................               1,932       380     5,421      (260)              7,473
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - March 31, 1995..............  $      -  $  73,320 $ 109,688 $ 183,402    (3,686)       -- $ 362,724
                                        ========= ========= ========= ========= ========= ========= =========


Balance - January 1, 1996.............. $       - $  82,030 $ 195,019 $ 154,356 $     854 $      -- $ 432,259
 Change in unrealized gains (losses),
  net of income taxes of $1,086........                                            (1,869)             (1,869)
 Net income............................                                  15,901                        15,901
 Cash dividends - $.21 per common share                                  (5,751)                       (5,751)
 Stock options exercised...............                  39       157                                     196
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - March 31, 1996............... $       - $  82,069 $ 195,176 $ 164,506 $  (1,015)$      -- $ 440,736
                                        ========= ========= ========= ========= ========= ========= =========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   15,901   $   12,692
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................      8,547        3,611
  Provision for possible loan and lease losses......................................      1,572          825
  Loss (gain) on investment securities available-for-sale...........................        (65)          27
  Gain on sale of equipment.........................................................         (5)         (31)
  Gain on sale of other real estate.................................................       (267)        (111)
  Write downs of other real estate..................................................         17           19
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (351)        (406)
  Increase in trading securities....................................................       (164)        (196)
  Net unrealized gain on trading securities.........................................         (2)          (1)
  Decrease in mortgage loans held for resale........................................     44,827       14,883
  Increase in income taxes payable..................................................      7,771        8,349
  Decrease (increase) in interest and other receivables.............................       (974)         293
  Reductions in other assets........................................................         --        3,758
  Increase (decrease) in interest payable...........................................       (128)         866
  Increase (decrease) in accrued expenses...........................................      2,540       (3,376)
  Increase in prepaid expenses......................................................       (571)      (3,075)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................     78,648       38,127

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................     15,016        3,804
 Proceeds from maturing investment securities available-for-sale....................    231,277       60,419
 Proceeds from maturing investment securities held-to-maturity......................    151,982      125,342
 Purchases of investment securities available-for-sale..............................   (255,828)     (34,263)
 Purchases of investment securities held-to-maturity................................   (178,494)     (82,289)
 Purchase of institution, net of funds acquired.....................................         --        5,276
 Net increase in loans and leases...................................................    (21,287)     (85,146)
 Capital expenditures...............................................................     (1,980)      (4,982)
 Proceeds from sale of bank premises and equipment..................................      1,691        1,086
 Additions to purchased mortgage servicing rights and other assets..................       (528)        (215)
 Proceeds from sales of other real estate...........................................      1,158        1,267
                                                                                     ----------   ----------
  Net cash used in investing activities.............................................    (56,993)      (9,701)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                      Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................   (176,181)     (83,307)
 Net increase in time deposits......................................................     42,286       37,471
 Net increase (decrease) in short-term borrowings...................................    (64,768)       5,076
 Proceeds from issuance of common stock.............................................         --           53
 Stock options exercised............................................................        196          151
 Cash dividends paid on common stock................................................     (5,751)      (4,843)
                                                                                     ----------   ----------
  Net cash used in financing activities.............................................   (204,218)     (45,399)

 Net decrease in cash and cash equivalents..........................................   (182,563)     (16,973)
 Cash and cash equivalents at the beginning of year.................................    540,298      359,355
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  357,735   $  342,382
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996

1. There have been no significant changes in the accounting policies of the Company since December 31, 1995, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5 and 6, which have had a material impact on the disclosures contained therein.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations and changes in cash flows for the three months then ended. Any adjustments consist only of normal recurring accruals.

3. Cash payments for interest were approximately $37.2 million and $27.2 million for the first three months of 1996 and 1995, respectively. There were no cash payments for income taxes during the first three months of 1996 and 1995.

4. Aearth Development, Inc. v. First Commercial Bank, N.A.
   -------------------------------------------------------
   First Commercial Bank, N.A., a wholly owned subsidiary of the Company, is the defendant in litigation initiated in 1989 seeking approximately $200,000,000 in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for treble damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court in the case approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertains to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. The trial court has not yet entered a judgment on the verdict, but management of the Company and First Commercial Bank, N.A., intend to vigorously pursue an appeal of any judgment not in favor of First Commercial Bank, N.A. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that any judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996

5. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the accounting for the impairment of long-lived assets, such as bank premises and equipment, identifiable intangibles and goodwill related to those assets. As required under Statement 121, the Company has adopted the provisions of the new standard as of January 1, 1996, and in accordance with Statement 121, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting this new standard was not material to the Company's financial position or results of operations.

6. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("Statement 122"), "Accounting for Mortgage Servicing Rights - an Amendment to FAS 65," to eliminate the accounting inconsistencies that have existed between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. As required under Statement 122, the Company has adopted the provisions of the new standard as of January 1, 1996, and in accordance with Statement 122, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption increased the first three months of 1996's results of operations $695 thousand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates fifteen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at March 31, 1996, totaled approximately $5.2 billion.

    On January 9, 1996, a subsidiary of the Company, First Commercial Mortgage Company, completed the purchase of servicing rights and other assets from the former Bailey Mortgage Company (BMC) located in Jackson, Mississippi. The sale of servicing rights and other assets of BMC was conducted by the Resolution Trust Corporation (RTC), which had assumed ownership of BMC three years ago. Under terms of the agreement, First Commercial Mortgage Company acquired approximately $850 million in loan servicing rights and certain other assets from the RTC, represented by over 30,000 mortgages held on properties throughout the United States. Following the closure of the sale, the Jackson, Mississippi, production facility reopened under the name First Commercial Mortgage Company. The transaction brought First Commercial Mortgage Company's total servicing portfolio to over $8 billion and 160,000 loans.

    On February 7, 1996, the Company entered into a definitive agreement for the purchase of Cedar Creek Bancshares, Inc., and its wholly owned subsidiary, Cedar Creek Bank. Cedar Creek Bancshares, Inc., is headquartered in Seven Points, Texas, and Cedar Creek Bank serves the Cedar Creek Lake region of East Texas. Cedar Creek Bank has assets of $100 million, loans of $39 million and deposits of $93 million. The Company will issue approximately 464,380 shares of the Company's common stock for all the outstanding shares of Cedar Creek Bancshares, Inc. The Company anticipates completion of this acquisition in the second quarter of 1996.


Financial Review
- ----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.

Consolidated Earnings Summary

    Earnings of $0.58 per share in 1996's first three months represented an increase of 18% from $0.49 per share during the same period in 1995. Net income for the three months ended March 31, 1996, was $15.9 million, up 25% from $12.7 million in 1995. The increase in net income was primarily due to a rise in net interest income as a result of loan growth and increasing asset yields. The Company also experienced an increase in non-interest income as a result of mortgage servicing acquisitions during 1995 and early 1996, higher mortgage production volumes, increased fee income, partially offset by related expenses, from the 1995 purchase of consumer credit card loan participations, and increased activity in the Company's broker-dealer operations. During the first quarter of 1996, the Company recorded net non-recurring expenses of $1.8 million, or $0.04 per share after-tax, relating to legal expenses. A detailed explanation of these increases is included in the Net Interest Income, Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first three months of 1996 and 1995 were 1.24% and 1.15%, respectively. Excluding the non-recurring items recorded in the first three months of 1996, discussed previously, return on average assets was 1.32%. Annual returns on average assets were 1.22% in 1995, 1.19% in 1994 and 1.21% in 1993.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first three months of 1996, the Company earned 14.59% on average common stockholders' equity compared with 14.16% for the first three months of 1995. Excluding the non-recurring items recorded in the first three months of 1996, discussed previously, return on average common stockholders' equity was 15.59%. Returns on average common stockholders' equity for the years 1995, 1994 and 1993 were 15.02%, 14.87% and 14.43%, respectively. The originally reported ratio in 1993, before restatements for pooling acquisitions, was above 15%. The ratio fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. The improvement seen in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of this capital, combined with strong earnings growth. Management will continue to work to profitably deploy excess capital thereby improving return on average common stockholders' equity.


Net Interest Income

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $52.8 million in the first three months of 1996 compared to $43.6 million in the first three months of 1995. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.61% for the first three months of 1996, compared to 4.38% for the same period in 1995. The increase in net interest income and net interest margin resulted from a general repricing of the loan portfolio combined with a 21% growth in average loans and leases between 1995 and 1996. The loan growth was due to internal growth (10%), the acquisition of FDH Bancshares, Inc., in the fourth quarter of 1995, which was accounted for as purchase transaction (8%), and the increase in mortgage production volume experienced by the Company's mortgage subsidiary (3%).

    Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the first three months of 1996 and 1995.

                        Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                      -----------------------
                                                                                         1996         1995
(Dollars in thousands)                                                                ----------   ----------
Interest income...................................................................... $   91,571   $   73,508
Fully tax-equivalent adjustment......................................................        858          936
                                                                                      ----------   ----------
Interest income - FTE................................................................     92,429       74,444
Interest expense.....................................................................     39,624       30,875
                                                                                      ----------   ----------
Net interest income - FTE                                                             $   52,805   $   43,569
                                                                                      ==========   ==========
Yield on earning assets - FTE........................................................      8.06%        7.48%
Cost of interest bearing liabilities.................................................      4.22%        3.79%
Net interest spread - FTE............................................................      3.84%        3.69%
Net interest margin - FTE............................................................      4.61%        4.38%

    The following schedule details rate sensitive assets and liabilities at March 31, 1996. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                       Interest Rate Sensitivity Period
(Dollars in thousands)           ----------------------------------------------------------------------------
                                   0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                    Days       Days       Days       Days      Years      Years      Total
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:
 Short-term investments..........$   98,661 $       -- $       -- $       -- $       -- $       -- $   98,661
 Trading account securities......       615         --         --         --         --         --        615
 Taxable investment securities...   184,595    132,036    166,303    276,691    412,092     35,955  1,207,672
 Tax-exempt investment securities     1,863      3,041      3,846     17,245     78,697     45,337    150,029
 Loans and leases................   823,192    275,946    337,912    512,856    995,002    245,046  3,189,954
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total earning assets............ 1,108,926    411,023    508,061    806,792  1,485,791    326,338  4,646,931

Interest bearing liabilities:
 Savings and NOW accounts........   828,753         --         --         --         --         --    828,753
 Money market accounts...........   754,512         --         --         --         --         --    754,512
 Other time deposits.............   305,555    387,886    470,375    480,149    377,879     20,508  2,042,352
 Short-term borrowings...........   170,610         --         --         --         --         --    170,610
 Long-term debt..................     1,071         --         --          2      1,079      5,018      7,170
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total interest bearing
  liabilities.................... 2,060,501    387,886    470,375    480,151    378,958     25,526  3,803,397

 Interest rate
  sensitivity gap................  (951,575)    23,137     37,686    326,641  1,106,833    300,812

 Cumulative interest rate
  sensitivity gap................  (951,575)  (928,438)  (890,752)  (564,111)   542,722    843,534

 Cumulative rate sensitive assets
  to rate sensitive liabilities..     53.8%      62.1%      69.5%      83.4%     114.4%     122.2%

 Cumulative gap as a percentage
  of earning assets..............    (20.5%)    (20.0%)    (19.2%)    (12.1%)     11.7%      18.2%

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

Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first three months of 1996, non-interest income totaled $25.6 million compared to $15.6 million for the first three months of 1995. Excluding the other real estate and investment securities gains and losses during the first three months of 1996 and 1995, non-interest income increased $9.7 million or 61%. The primary contributor to this increase was $7.3 million in increased mortgage servicing income due to mortgage servicing acquisitions in 1995 and early 1996. The Company also experienced increased fee income from the 1995 purchase of consumer credit card loan participations from its 50% owned affiliate bank in Norman, Oklahoma. Increased activity in the Company's broker-dealer operations also contributed to the increase in non-interest income. The following table summarizes non-interest income for the first three months of 1996 and 1995.

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                         ------------------------------------
                                                                            1996        1995       % Change
                                                                         ----------  ----------   -----------
Trust department income................................................. $    3,068  $    2,811        9.14%
Mortgage servicing fee income...........................................     11,001       3,680      198.94
Broker-dealer operations income.........................................        905         651       39.02
Service charges on deposits.............................................      5,922       5,325       11.21
Other service charges and fees..........................................      2,919       2,080       40.34
Investment securities gains
  (losses), net.........................................................         65         (27)     340.74
Other real estate gains
  (losses), net.........................................................         13        (233)     105.58
Other income............................................................      1,715       1,290       32.95
                                                                         ----------  ----------
Total non-interest income............................................... $   25,608  $   15,577       64.40%
                                                                         ==========  ==========


Non-Interest Expense

    Non-interest expenses consist of salaries and benefits, occupancy, equipment and other expenses such as legal, postage, etc., necessary for the operation of the Company. Management is committed to controlling the level of non-interest expenses through improved efficiency and consolidation of certain activities to achieve economies of scale. It is expected that these efforts will further improve the Company's efficiency ratio during the remainder of 1996 and future years.

    Non-interest expenses were $51.5 million for the first three months of 1996 compared to $38.5 million for the first three months of 1995. In the first quarter of 1996, the Company recorded $1.8 million in non-recurring expenses relating to legal matters. Of the remaining $11.2 million increase, amortization of mortgage servicing rights contributed $4.1 million. This increase was due to mortgage servicing acquisitions in 1995 and early 1996, mentioned previously. Non-interest expense of $2.1 million was attributed to FDH Bancshares, Inc., which was acquired in the fourth quarter of 1995. The Company also experienced increased expenses from the 1995 purchase of consumer credit card loan participations mentioned previously. Excluding the effect of the 1995 bank and mortgage servicing acquisitions and the non-recurring expense accruals, non-interest expense increased $1.2 million, which represents an increase from 1995's first quarter of 3%. The following table summarizes non-interest expenses for the first three months of 1996 and 1995.

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                         ------------------------------------
                                                                            1996        1995       % Change
                                                                         ----------  ----------   -----------
Salaries, wages and
  employee benefits..................................................... $   23,770  $   19,508       21.85%
Net occupancy...........................................................      2,972       2,732        8.78
Equipment...............................................................      3,055       2,563       19.20
FDIC Insurance..........................................................        326       2,250      (85.51)
Amortization of mortgage servicing
  rights................................................................      5,064         988      412.55
Other expenses..........................................................     16,289      10,456       55.79
                                                                         ----------  ----------
Total non-interest expenses............................................. $   51,476   $  38,497       33.71%
                                                                         ==========  ==========

    An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 63.14% for the first quarter of 1995 to 56.95% in the first quarter of 1996. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of mortgage servicing rights. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The first quarter efficiency ratio reached the Company's long-term goal of 57%. Management is reviewing trends in the financial services industry and will set a new efficiency ratio goal.


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 35.1% for the first three months of 1996 and 32.8% for the first three months of 1995. The increase in the effective income tax rate for 1996 was due to a decrease in income on tax-exempt investments as a percentage of total income before income taxes.

Loan and Lease Portfolio

    At March 31, 1996, the Company's loan and lease portfolio, net of unearned income, totaled $3.2 billion, as compared to a $3.2 billion loan portfolio at December 31, 1995. Excluding the Company's mortgage loans held for resale, which decreased $44.8 million, the Company's loan and lease portfolio experienced an increase of $21.2 million, or 1%, during the first quarter of 1996. Although the growth in loans was spread through all categories, the strongest growth occurred in the commercial and real estate portfolios.

    The Company has continued its policy of conservative lending thereby avoiding significant risk areas, such as out of territory lending and highly leveraged transactions ("leveraged buy-outs"). This has been and will remain the philosophy of Company management. In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.


Provision and Allowance for Possible Loan and Lease Losses

    The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of March 31, 1996, the allowance for possible loan and lease losses equaled $51.7 million or 1.62% of total loans and leases.
Comparatively, the allowance possible for loan and lease losses amounted to $51.3 million or 1.60% of total loans and leases at December 31, 1995. The provision for possible loan and lease losses amounted to $1.6 million in the first three months of 1996 as compared to $825 thousand in the first three months of 1995.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past six years. At March 31, 1996, the Company's ratio was 282.14%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $2.82 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1995, was 294.42%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 352.14% at March 31, 1996, compared to 376.30% at December 31, 1995. Both of the reserve adequacy ratios indicate the conservative approach the Company has taken with regard to building reserves for possible future losses. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                     Annualized Three Months
                                         Ended March 31,             For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1996                1995     1994     1993     1992     1991
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.15%               0.08%    0.04%    0.16%    0.52%    0.42%

Allowance for possible loan and lease
 losses to total loans and leases             1.62%               1.60%    1.79%    2.19%    2.15%    2.25%

Non-performing loans to total
 loans and leases                             0.57%               0.54%    0.52%    0.72%    0.86%    1.61%

    Although asset quality has improved during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses.
Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 24% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 29 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


Liquidity

    Long-term liquidity is a function of a large core deposit base and a strong capital position. Core deposits, which consist of total deposits less certificates of deposit of $100,000 and over, represent the Company's largest and most important funding source. The capital position of the Company is a result of internal generation of capital and earnings retention. The Company manages dividends to retain sufficient capital for long-term liquidity and growth. Average total core deposits, excluding the FDH Bancshares, Inc., acquisition in November 1995, increased approximately $30 million, or 1%, from 1995's fourth quarter average total core deposits. The increase in average core deposits is a result of the Company's attempt to provide its customers a wide range of new and competitive deposit products. Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity. As can be seen from the accompanying table, the Company's liquidity ratios have increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, the Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide several alternatives for future financing and long-term liquidity needs.

                                                   For the Three Months
                                                      Ended March 31,        For the Years Ended December 31,
                                                   --------------------   ------------------------------------
                                                           1996              1995         1994         1993
                                                   --------------------   ----------   ----------   ----------
Average loans and leases to average deposits.......       70.84%             69.29%       61.76%       59.41%

Average loans and leases to average core deposits..       79.53%             76.88%       67.83%       64.20%

    Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $75.1 million in the first quarter of 1996. During the fourth quarter of 1995 average short-term borrowings exceeded average short-term investments by $86.1 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.


Capitalization

    Capital adequacy continues to hold a position of great importance when evaluating financial services providers. The Company maintains its goal of providing a strong capital position while earning an acceptable return for its shareholders. Management will use the additional financial leverage provided by internal generation of capital and recent acquisitions in pursuit of above average return opportunities. A position of strength is important to the Company's customers, investors and regulators.

    At March 31, 1996, the Company's equity to asset ratio was 8.51% compared to 8.06% at December 31, 1995. At March 31, 1996, the Company's tier 1 leverage, tier 1 risk-based capital and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

                                 Regulatory     March 31,  December 31, September 30,  June 30,     March 31,
                                   Minimum        1996         1995         1995         1995         1995
                                 -----------  ------------ ------------ ------------ ------------ ------------
Tier 1 leverage ratio............    3.00%        7.64%        7.96%        7.80%        7.76%        7.66%
Tier 1 risk-based capital ratio..    4.00%       11.24%       10.55%       11.56%       11.73%       12.09%
Total risk-based capital ratio...    8.00%       12.04%       11.38%       12.33%       12.50%       12.87%

    While management plans to maintain the Company's strong capital base, it recognizes the need to effectively manage capital levels as they relate to asset growth. In order to avoid declining return on equity ratios caused by a more rapid rate of growth in capital than in assets, management will continue to evaluate options to utilize excess capital thereby improving return on equity.

    The Company is not aware of any current recommendations by any regulatory authorities which, if they were implemented, are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


Dividend Policy

    The Company's long-term dividend policy is to pay between 30% and 35% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. In 1995, the Company increased its dividend rate for the ninth consecutive year, bringing the annual dividend rate to $.84 per share.

    The dividend payout ratios for the past three years were 35.77% in 1995, 33.97% in 1994, and 29.98% in 1993. The Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.
- --------------------------------------------------------
    On April 30, 1996, the trial court in the above litigation, which is described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in Note 4 of Notes to Unaudited Consolidated Financial Statements included herein, approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict against First Commercial Bank, N.A. The set off pertains to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. The trial court has not yet entered a judgment on the verdict.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      On April 16, 1996, in the annual meeting of the Company's shareholders, the shareholders elected six (6) directors. The individuals elected and the votes received were as follows:

            Nominee                  For           Against        Withheld
  ---------------------------   -------------   -------------   -------------
   John W. Allison                22,879,032           2,458          10,029
   William H. Bowen               22,878,242             531          12,746
   Cecil W. Cupp, Jr.             22,880,970             531          10,018
   Barnett Grace                  22,880,992             531           9,996
   Jack G. Justus                 22,880,970             531          10,018
   Michael W. Murphy, Jr.         22,880,992             531           9,996


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  May 15, 1996

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------
           27            Financial Data Schedule