Form 10-Q
period 1996-06-30
FIRST COMMERCIAL CORP
filed 1996-08-14
CIK 316769

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1996


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at June 30, 1996
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               27,343,870

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  20

   4.      Submission of Matters to a Vote of Security Holders..........  20

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                    June 30,         December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1996               1995
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      291,109     $      432,117
 Federal funds sold........................................................         78,124            108,181
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        369,233            540,298
 Investment securities held-to-maturity, estimated market
  value $333,301 ($352,492 in 1995)........................................        336,529            351,415
 Investment securities available-for-sale..................................      1,015,985            973,129
 Trading account securities................................................            556                449
 Loans and leases, net of unearned income..................................      3,219,816          3,215,562
 Allowance for possible loan and lease losses..............................        (51,577)           (51,341)
                                                                            --------------     --------------
  Net loans and leases.....................................................      3,168,239          3,164,221
 Bank premises and equipment, net..........................................        103,957            106,665
 Other real estate owned, net of allow for poss losses of $49 ($50 in 1995)          2,244              2,266
 Other assets..............................................................        224,648            222,497
                                                                            --------------     --------------
    Total assets........................................................... $    5,221,391     $    5,360,940
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      867,225     $    1,018,181
 Interest bearing transaction and savings accounts.........................      1,603,662          1,612,294
 Certificates of deposit $100,000 and over.................................        520,397            505,303
 Other time deposits.......................................................      1,547,013          1,494,763
                                                                            --------------     --------------
  Total deposits...........................................................      4,538,297          4,630,541
 Short-term borrowings.....................................................        169,851            235,378
 Other liabilities and deferred income taxes...............................         59,769             55,592
 Long-term debt............................................................          6,098              7,170
                                                                            --------------     --------------
  Total liabilities........................................................      4,774,015          4,928,681
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
  Common stock, $3 par value, 34,000,000 shares authorized,
   27,389,252 and 27,343,279 shares issued, respectively...................         82,168             82,030
  Capital surplus..........................................................        195,381            195,019
  Retained earnings........................................................        175,445            154,356
  Unrealized net gains (losses) on available-for-sale securities,
   net of income tax.......................................................         (4,221)               854
  Less treasury stock at cost, 45,382 and 0 shares, respectively ..........         (1,397)                --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        447,376            432,259
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    5,221,391     $    5,360,940
                                                                            ==============     ==============
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                          Unaudited              Unaudited
CONSOLIDATED INCOME STATEMENTS                                   Three Months Ended      Six Months Ended
(Dollars in thousands, except per share data)                          June 30,               June 30,
                                                               ---------------------- ----------------------
                                                                  1996        1995       1996        1995
                                                               ----------  ---------- ----------  ----------
Interest income
   Loans and leases, including fees........................... $   71,605  $   59,793 $  142,817  $  114,663
   Short-term investments.....................................      1,558       1,200      3,025       2,182
   Investment securities-taxable..............................     17,460      15,915     34,348      31,574
                        -nontaxable...........................      2,024       1,766      4,036       3,761
   Trading account securities.................................          9          (2)         1          --
                                                               ----------  ---------- ----------  ----------
     Total interest income....................................     92,656      78,672    184,227     152,180
Interest expense
   Interest on deposits.......................................     36,828      31,108     73,867      59,172
   Short-term borrowings......................................      1,958       2,552      4,422       5,171
   Long-term debt.............................................         99         222        220         414
                                                               ----------  ---------- ----------  ----------
     Total interest expense...................................     38,885      33,882     78,509      64,757
Net interest income...........................................     53,771      44,790    105,718      87,423
Provision for possible loan and lease losses..................      1,553         434      3,125       1,259
                                                               ----------  ---------- ----------  ----------
     Net int inc after prov for possible loan and lease losses     52,218      44,356    102,593      86,164
Other income
   Trust department income....................................      2,974       2,622      6,042       5,433
   Mortgage servicing fee income..............................     10,799       3,818     21,800       7,498
   Broker-dealer operations income............................        979         728      1,884       1,379
   Service charges on deposit accounts........................      6,247       5,465     12,169      10,790
   Other service charges and fees.............................      3,148       1,949      6,067       4,029
   Investment securities gains (losses), net..................         25          22         90          (5)
   Other real estate gains (losses), net......................       (330)        128       (317)       (105)
   Other......................................................      1,968       1,160      3,683       2,450
                                                               ----------  ---------- ----------  ----------
     Total other income.......................................     25,810      15,892     51,418      31,469
Other expenses
   Salaries, wages and employee benefits......................     23,863      19,785     47,633      39,293
   Net occupancy..............................................      3,146       2,689      6,118       5,421
   Equipment..................................................      3,195       2,600      6,250       5,163
   FDIC insurance.............................................        209       2,263        535       4,513
   Amortization of mortgage servicing rights..................      5,100       1,086     10,164       2,074
   Other......................................................     16,772      11,096     33,061      21,552
                                                               ----------  ---------- ----------  ----------
     Total other expenses.....................................     52,285      39,519    103,761      78,016
   Income before income taxes.................................     25,743      20,729     50,250      39,617
   Income tax provision.......................................      9,061       7,004     17,667      13,200
                                                               ----------  ---------- ----------  ----------
     Net income............................................... $   16,682  $   13,725 $   32,583  $   26,417
                                                               ==========  ========== ==========  ==========
Weighted average number of common shares outstanding
 during the period............................................ 27,335,493  26,144,521 27,343,316  26,141,512
Earnings per common share..................................... $     0.61  $     0.52 $     1.19  $     1.01

  See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                                                                               Unrealized
                                        Preferred  Common             Retained  Gains and Treasury
                                          Stock     Stock    Surplus  Earnings  (Losses)    Stock     Total
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - January 1, 1995.............. $      -- $  71,325 $ 109,167 $ 170,132 $  (7,433)$      -- $ 343,191
 Change in unrealized gains (losses),
  net of income taxes of $4,057........                                             7,547               7,547
 Net income............................                                  26,417                        26,417
 Cash dividends - $.38 per common share                                  (9,692)                       (9,692)
 Stock options exercised...............                  88       147                                     235
 Common stock issued, 2,736 shares.....                   8        54                                      62
 Purchase of treasury stock,
  84,530 shares........................                                                      (2,015)   (2,015)
 Acquisition of equity interest of
  West-Ark Bancshares, Inc.,
  689,106 shares.......................               1,932       380     5,421      (260)              7,473
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - June 30, 1995................ $      -- $  73,353 $ 109,748 $ 192,278 $    (146)$  (2,015)$ 373,218
                                        ========= ========= ========= ========= ========= ========= =========


Balance - January 1, 1996.............. $      -- $  82,030 $ 195,019 $ 154,356 $     854 $      -- $ 432,259
 Change in unrealized gains (losses),
  net of income taxes of $2,812........                                            (5,075)             (5,075)
 Net income............................                                  32,583                        32,583
 Cash dividends - $.42 per common share                                 (11,494)                      (11,494)
 Stock options exercised...............                 138       350                                     488
 Purchase of treasury stock,
  45,382 shares........................                                                      (1,414)   (1,414)
 Purchase of minority shares of
  Springhill Bank & Trust Company,
  971 shares...........................                            12                            17        29
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - June 30, 1996................ $      -- $  82,168 $ 195,381 $ 175,445 $  (4,221)$  (1,397)$ 447,376
                                        ========= ========= ========= ========= ========= ========= =========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Six Months Ended
(Dollars in thousands)                                                                       June 30,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   32,583   $   26,417
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     17,220        7,358
  Provision for possible loan and lease losses......................................      3,125        1,259
  Loss (gain) on investment securities available-for-sale...........................        (90)           5
  Gain on sale of equipment.........................................................        (19)         (27)
  Gain on sale of other real estate.................................................       (321)        (749)
  Write downs of other real estate..................................................         53           31
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (701)        (867)
  Increase in trading securities....................................................       (105)        (217)
  Net unrealized gain on trading securities.........................................         (2)          --
  Decrease (increase) in mortgage loans held for resale.............................     70,954       (8,575)
  Increase (decrease) in income taxes payable.......................................     (4,374)       3,367
  Decrease (increase) in interest and other receivables.............................     (1,106)         122
  Increase (decrease) in interest payable...........................................       (448)       1,868
  Increase in accrued expenses......................................................      7,768        1,726
  Increase in prepaid expenses......................................................       (628)      (2,171)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................    123,909       29,547

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................     39,038       10,812
 Proceeds from maturing investment securities available-for-sale....................    513,908      112,898
 Proceeds from maturing investment securities held-to-maturity......................    168,324      239,222
 Purchases of investment securities available-for-sale..............................   (571,977)     (67,090)
 Purchases of investment securities held-to-maturity................................   (185,060)    (179,357)
 Purchase of institution, net of funds acquired.....................................         29        5,276
 Net increase in loans and leases...................................................    (79,268)    (154,625)
 Capital expenditures...............................................................     (5,039)      (8,036)
 Proceeds from sale of bank premises and equipment..................................      2,536        1,493
 Additions to purchased mortgage servicing rights and other assets..................     (7,663)      (2,273)
 Proceeds from sales of other real estate...........................................      1,461        2,371
                                                                                     ----------   ----------
  Net cash used in investing activities.............................................   (123,711)     (39,309)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                        Six Months Ended
(Dollars in thousands)                                                                       June 30,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................   (159,588)     (70,140)
 Net increase in time deposits......................................................     67,344      103,095
 Net increase (decrease) in short-term borrowings...................................    (65,527)      18,493
 Repayment of long-term debt........................................................     (1,072)      (1,072)
 Proceeds from issuance of common stock.............................................         --           62
 Purchase of treasury stock.........................................................     (1,414)      (2,015)
 Stock options exercised............................................................        488          235
 Cash dividends paid on common stock................................................    (11,494)      (9,692)
                                                                                     ----------   ----------
  Net cash provided by (used in) financing activities...............................   (171,263)      38,966

 Net increase (decrease) in cash and cash equivalents...............................   (171,065)      29,204
 Cash and cash equivalents at the beginning of year.................................    540,298      359,355
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  369,233   $  388,559
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

1. There have been no significant changes in the accounting policies of the Company since December 31, 1995, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5 and 6, which have had a material impact on the disclosures contained therein.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations and changes in cash flows for the six months then ended. Any adjustments consist only of normal recurring accruals.

3. Cash payments for interest were approximately $79.0 million and $62.9 million for the first six months of 1996 and 1995, respectively. Cash payments for income taxes during the first six months of 1996 and 1995 were approximately $21.8 million and $10.5 million, respectively.

4. Aearth Development, Inc. v. First Commercial Bank, N.A.
   -------------------------------------------------------
   First Commercial Bank, N.A., a wholly owned subsidiary of the Company, is the defendant in litigation initiated in 1989 seeking approximately $200,000,000 in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for treble damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court in the case approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertains to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On June 21, 1996, the trial court reduced punitive damages by $7 million. The net jury verdict has thus been reduced to $8.2 million. First Commercial Bank, N.A., has filed an appeal of the final judgment seeking to further reduce or reverse the judgment. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that the judgment will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

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

6. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("Statement 122"), "Accounting for Mortgage Servicing Rights - an Amendment to FAS 65," to eliminate the accounting inconsistencies that have existed between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. As required under Statement 122, the Company has adopted the provisions of the new standard as of January 1, 1996, and in accordance with Statement 122, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption increased the first six months of 1996's results of operations $1.2 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates fifteen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at June 30, 1996, totaled approximately $5.2 billion.

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

    On May 9, 1996, the Company entered into a definitive agreement for the purchase of City National Bank. City National Bank is located in Whitehouse, Texas, and serves the Tyler and Whitehouse markets of East Texas through five locations. City National Bank has assets of $40 million, loans of $30 million and deposits of $37 million. The Company will issue 174,492 shares of the Company's common stock for all the outstanding shares of City National Bank. The Company anticipates completion of this acquisition in the fourth quarter of 1996, at which time City National Bank will be merged with Tyler Bank and Trust Company, N.A., Tyler, Texas, a subsidiary of the Company.

    On June 28, 1996, the Company entered into a definitive agreement for the purchase of Security National Bank. Security National Bank is located in Nacogdoches, Texas, and serves the Nacogdoches market of East Texas. Security National Bank has assets of $39 million, loans of $17 million and deposits of $35 million. The Company will issue 241,171 shares of the Company's common stock for all the outstanding shares of Security National Bank. The Company anticipates completion of this acquisition in the fourth quarter of 1996, at which time Security National Bank will be merged with Stone Fort National Bank, Nacogdoches, Texas, a subsidiary of the Company.

    On July 26, 1996, First Commercial Investments, Inc., a second-tier subsidiary of the Company, completed a merger with Ahart & Bryan, Inc., an institutional broker-dealer based in North Little Rock, Arkansas. The transaction should add approximately $1 million annually to the Company's revenue from this line of business. The transaction is not expected to have a material impact on the Company's earnings per share.

    As reported in a previous Form 10-Q, the Company had entered into a definitive agreement for the purchase of Cedar Creek Bancshares, Inc., and its wholly owned subsidiary, Cedar Creek Bank. On June 19, the agreement was terminated by mutual agreement.

Financial Review
- ----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.


Consolidated Earnings Summary

    Earnings of $0.61 per share in 1996's second quarter represented an increase of 17% from $0.52 per share during the same period in 1995. Net income for the three months ended June 30, 1996, was $16.7 million, up 22% from $13.7 million in 1995. Earnings of $1.19 per share in 1996's first six months represented an increase of 18% from $1.01 per share during the same period in 1995. Net income for the six months ended June 30, 1996, was $32.6 million, up 23% from $26.4 million in 1995. The increase in net income was primarily due to a rise in net interest income as a result of loan growth and increasing asset yields. The Company also experienced an increase in non-interest income as a result of mortgage servicing acquisitions during 1995 and early 1996, higher mortgage production volumes, and increased activity in the Company's trust and broker-dealer operations. During the second quarter of 1996, the Company recorded litigation related expenses of $1.2 million, or $0.03 per share after-tax. A detailed explanation of these increases is included in the Net Interest Income, Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first six months of 1996 and 1995 were 1.26% and 1.18%, respectively.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first six months of 1996, the Company earned 14.74% on average common stockholders' equity compared with 14.49% for the first six months of 1995. Returns on average common stockholders' equity for the years 1995, 1994 and 1993 were 15.02%, 14.87% and 14.43%, respectively. The originally reported ratio in 1993, before restatements for pooling acquisitions, was above 15%. The ratio fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. The improvement seen in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of this capital, combined with strong earnings growth. Management will continue to work to profitably deploy excess capital thereby improving return on average common stockholders' equity.


Net Interest Income

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $107.4 million in the first six months of 1996 compared to $89.1 million in the first six months of 1995. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.65% for the first six months of 1996, compared to 4.42% for the same period in 1995. The increase in net interest income and net interest margin resulted from a general repricing of the loan portfolio combined with a 19% growth in average loans and leases between 1995 and 1996. The loan growth was due to internal growth (11%), the acquisition of FDH Bancshares, Inc., in the fourth quarter of 1995, which was accounted for as a purchase transaction (5%), and the increase in mortgage production volume experienced by the Company's mortgage subsidiary (3%).

    Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the first three months and first six months of 1996 and 1995.

                        Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                           For the Three Months          For the Six Months
                                                               Ended June 30,              Ended June 30,
(Dollars in thousands)                                    -----------------------     -----------------------
                                                             1996         1995           1996         1995
                                                          ----------   ----------     ----------   ----------
Interest income.......................................... $   92,656   $   78,672     $  184,227   $  152,180
Fully tax-equivalent adjustment..........................        870          777          1,728        1,713
                                                          ----------   ----------     ----------   ----------
Interest income - FTE....................................     93,526       79,449        185,955      153,893
Interest expense.........................................     38,885       33,882         78,509       64,757
                                                          ----------   ----------     ----------   ----------
Net interest income - FTE                                 $   54,641   $   45,567     $  107,446   $   89,136
                                                          ==========   ==========     ==========   ==========
Yield on earning assets - FTE............................       8.02%        7.80%          8.04%        7.64%
Cost of interest bearing liabilities  ...................       4.10%        4.08%          4.16%        3.94%
Net interest spread - FTE................................       3.92%        3.72%          3.88%        3.70%
Net interest margin - FTE................................       4.69%        4.47%          4.65%        4.42%

    The following schedule details rate sensitive assets and liabilities at June 30, 1996. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                       Interest Rate Sensitivity Period
(Dollars in thousands)           ----------------------------------------------------------------------------
                                   0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                    Days       Days       Days       Days      Years      Years      Total
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:
 Short-term investments..........$   78,124 $       -- $       -- $       -- $       -- $       -- $   78,124
 Trading account securities......       556         --         --         --         --         --        556
 Taxable investment securities...   183,456    104,344    154,919    246,593    472,172     32,463  1,193,947
 Tax-exempt investment securities     1,148      3,068      5,939     15,377     85,286     47,749    158,567
 Loans and leases................   789,097    242,272    308,607    538,548  1,067,773    273,519  3,219,816
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total earning assets............ 1,052,381    349,684    469,465    800,518  1,625,231    353,731  4,651,010

Interest bearing liabilities:
 Savings and NOW accounts........ 1,023,797         --         --         --         --         --  1,023,797
 Money market accounts...........   579,865         --         --         --         --         --    579,865
 Other time deposits.............   321,562    423,219    438,842    496,284    355,445     32,058  2,067,410
 Short-term borrowings...........   169,851         --         --         --         --         --    169,851
 Long-term debt..................        --         --         --          2      1,078      5,018      6,098
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total interest bearing
  liabilities.................... 2,095,075    423,219    438,842    496,286    356,523     37,076  3,847,021

 Interest rate
  sensitivity gap................(1,042,694)   (73,535)    30,623    304,232  1,268,708    316,655

 Cumulative interest rate
  sensitivity gap................(1,042,694)(1,116,229)(1,085,606)  (781,374)   487,334    803,989

 Cumulative rate sensitive assets
  to rate sensitive liabilities..     50.2%      55.7%      63.3%      77.4%     112.8%     120.9%

 Cumulative gap as a percentage
  of earning assets..............    (22.4%)    (24.0%)    (23.3%)    (16.8%)     10.5%      17.3%

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

Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first six months of 1996, non-interest income totaled $51.4 million compared to $31.5 million for the first six months of 1995. Excluding the other real estate and investment securities gains and losses during the first six months of 1996 and 1995, non-interest income increased $20.1 million or 64%. The primary contributor to this increase was $14.3 million in increased mortgage servicing income due to mortgage servicing acquisitions in 1995 and early 1996. The Company also experienced increased fee income from the 1995 purchase of consumer credit card loan participations from its 50% owned affiliate bank in Norman, Oklahoma. Increased activity in the Company's trust and broker-dealer operations further contributed to the increase in non-interest income. The following table summarizes non-interest income for the first three months and first six months of 1996 and 1995.

                                          For the Three Months                    For the Six Months
                                             Ended June 30,                         Ended June 30,
(Dollars in thousands)            ------------------------------------   ------------------------------------
                                     1996        1995       % Change        1996        1995       % Change
                                  ----------  ----------   -----------   ----------  ----------   -----------
Trust department income.......... $    2,974  $    2,622       13.42%    $    6,042  $    5,433       11.21%
Mortgage servicing fee income....     10,799       3,818      182.84         21,800       7,498      190.74
Broker-dealer operations income..        979         728       34.48          1,884       1,379       36.62
Service charges on deposits......      6,247       5,465       14.31         12,169      10,790       12.78
Other service charges and fees...      3,148       1,949       61.52          6,067       4,029       50.58
Investment securities gains
  (losses), net..................         25          22       13.64             90          (5)      19.00
Other real estate gains
  (losses), net..................       (330)        128     (357.81)          (317)       (105)    (201.90)
Other income.....................      1,968       1,160       69.66          3,683       2,450       50.33
                                  ----------  ----------                 ----------  ----------
Total non-interest income........     25,810      15,892       62.41%    $   51,418  $   31,469       63.39%
                                  ==========  ==========                 ==========  ==========


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

    Non-interest expenses were $103.8 million for the first six months of 1996 compared to $78.0 million for the first six months of 1995. In the first six months of 1996, the Company recorded $3.0 million in non-recurring expenses relating to legal matters. Of the remaining $22.8 million increase, amortization of mortgage servicing rights contributed $8.1 million. This increase was due to mortgage servicing acquisitions in 1995 and early 1996, mentioned previously. Non-interest expense of $4.1 million was attributed to FDH Bancshares, Inc., which was acquired in the fourth quarter of 1995. The Company also experienced increased expenses from the 1995 purchase of consumer credit card loan participations mentioned previously. Excluding the effect of the 1995 bank and mortgage servicing acquisitions and the non-recurring expense accruals, non-interest expense increased $3.2 million, which represents an increase from 1995's first six months of 5%. The following table summarizes non-interest expenses for the first three months and first six months of 1996 and 1995.

                                          For the Three Months                    For the Six Months
                                             Ended June 30,                         Ended June 30,
(Dollars in thousands)            ------------------------------------   ------------------------------------
                                     1996        1995       % Change        1996        1995       % Change
                                  ----------  ----------   -----------   ----------  ----------   -----------
Salaries, wages and
  employee benefits.............. $   23,863  $   19,785       20.61%    $   47,633  $   39,293       21.23%
Net occupancy....................      3,146       2,689       17.00          6,118       5,421       12.86
Equipment........................      3,195       2,600       22.88          6,250       5,163       21.05
FDIC Insurance...................        209       2,263      (90.76)           535       4,513      (88.15)
Amortization of mortgage servicing
  rights.........................      5,100       1,086      369.61         10,164       2,074      390.07
Other expenses...................     16,772      11,096       51.15         33,061      21,552       53.40
                                  ----------  ----------                 ----------  ----------
Total non-interest expenses...... $   52,285  $   39,519       32.30     $  103,761   $  78,016       33.00%
                                  ==========  ==========                 ==========  ==========

    An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 62.03% for the first six months of 1995 to 55.88% in the first six months of 1996. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The 1996 efficiency ratio reached the Company's long-term goal of 57%. Management is reviewing trends in the financial services industry and will set a new efficiency ratio goal.


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 35.2% for the first six months of 1996 and 33.3% for the first six months of 1995. The increase in the effective income tax rate for 1996 was due to a decrease in income on tax-exempt investments as a percentage of total income before income taxes.

Loan and Lease Portfolio

    At June 30, 1996, the Company's loan and lease portfolio, net of unearned income, totaled $3.2 billion, as compared to a $3.2 billion loan portfolio at December 31, 1995. Excluding the Company's mortgage loans held for resale, which decreased $71.0 million, the Company's loan and lease portfolio experienced an increase of $75.2 million, or 2%, during the first six months of 1996. Although the growth in loans was spread through all categories, the strongest growth occurred in the commercial and real estate portfolios.

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


Provision and Allowance for Possible Loan and Lease Losses

    The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of June 30, 1996, the allowance for possible loan and lease losses equaled $51.6 million or 1.60% of total loans and leases.
Comparatively, the allowance possible for loan and lease losses amounted to $51.3 million or 1.60% of total loans and leases at December 31, 1995. The provision for possible loan and lease losses amounted to $3.1 million in the first six months of 1996 as compared to $1.3 million in the first six months of 1995.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past six years. At June 30, 1996, the Company's ratio was 270.49%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $2.70 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1995, was 294.42%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 322.56% at June 30, 1996, compared to 376.30% at December 31, 1995. Both of the reserve adequacy ratios indicate the conservative approach the Company has taken with regard to building reserves for possible future losses. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                      Annualized Six Months
                                          Ended June 30,            For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1996                1995     1994     1993     1992     1991
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.18%               0.08%    0.04%    0.16%    0.52%    0.42%

Allowance for possible loan and lease
 losses to total loans and leases             1.60%               1.60%    1.79%    2.19%    2.15%    2.25%

Non-performing loans to total
 loans and leases                             0.59%               0.54%    0.52%    0.72%    0.86%    1.61%

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


Liquidity

    Long-term liquidity is a function of a large core deposit base and a strong capital position. Core deposits, which consist of total deposits less certificates of deposit of $100,000 and over, represent the Company's largest and most important funding source. Average total core deposits, excluding the FDH Bancshares, Inc., acquisition in November 1995, remained relatively stable during the first half of the year. The capital position of the Company is a result of internal generation of capital and earnings retention. The Company manages dividends to retain sufficient capital for long-term liquidity and growth. Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity. As can be seen from the accompanying table, the Company's liquidity ratios have increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, the Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide several alternatives for future financing and long-term liquidity needs.

                                                    For the Six Months
                                                       Ended June 30,       For the Years Ended December 31,
                                                   --------------------   ------------------------------------
                                                           1996              1995         1994         1993
                                                   --------------------   ----------   ----------   ----------
Average loans and leases to average deposits.......       70.60%             69.29%       61.76%       59.41%

Average loans and leases to average core deposits..       79.36%             76.88%       67.83%       64.20%

    Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $53.4 million in the first six months of 1996. During the fourth quarter of 1995 average short-term borrowings exceeded average short-term investments by $86.1 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.


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

    At June 30, 1996, the Company's equity to asset ratio was 8.57% compared to 8.06% at December 31, 1995. At June 30, 1996, the Company's tier 1 leverage, tier 1 risk-based capital and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

                                 Regulatory     June 30,     March 31,  December 31, September 30,  June 30,
                                   Minimum        1996         1996         1995         1995         1995
                                 -----------  ------------ ------------ ------------ ------------ ------------
Tier 1 leverage ratio............    3.00%        7.86%        7.64%        7.96%        7.80%        7.76%
Tier 1 risk-based capital ratio..    4.00%       11.56%       11.33%       10.55%       11.56%       11.73%
Total risk-based capital ratio...    8.00%       12.35%       12.13%       11.38%       12.33%       12.50%

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.
- --------------------------------------------------------

    The above-referenced legal proceeding was described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and such description was updated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996. A further update appears in Note 4 of Notes to Unaudited Consolidated Financial Statements included herein and is incorporated in this Item by reference thereto.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    On June 20, 1996, in an adjourned annual meeting of the Company's shareholders, the shareholders amended the Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 34,000,000 to 50,000,000. 23,477,522 shares were voted in favor of the amendment, 180,775 shares were voted against the amendment, and 129,863 shares were not voted.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        3(i) Company's Second Amended and Restated Articles of
             Incorporation, as amended.

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        Registrant filed a report dated June 28, 1996, disclosing under Item
        5 that on June 21, 1996, the trial court reduced punitive damages in a judgment against First Commercial Bank, N.A., a subsidiary of the Registrant. See the discussion above in Item 1, "Legal Proceedings".

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  August 14, 1996

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------
           3(i)          Company's Second Amended and Restated
                         Articles of Incorporation, as amended.

           27            Financial Data Schedule.