Form 10-Q
period 1996-09-30
FIRST COMMERCIAL CORP
filed 1996-11-14
CIK 316769

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1996


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at Sept. 30, 1996
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               28,546,948

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

                            PART II - OTHER INFORMATION

   6.      Exhibits and Reports on Form 8-K.............................  21

 Signatures.............................................................  22

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                  September 30,      December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1996               1995
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      330,079     $      432,117
 Federal funds sold........................................................         85,327            108,181
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        415,406            540,298
 Investment securities held-to-maturity, estimated market
  value $333,118 ($352,492 in 1995)........................................        334,790            351,415
 Investment securities available-for-sale..................................      1,006,278            973,129
 Trading account securities................................................            307                449
 Loans and leases, net of unearned income..................................      3,263,267          3,215,562
 Allowance for possible loan and lease losses..............................        (52,144)           (51,341)
                                                                            --------------     --------------
  Net loans and leases.....................................................      3,211,123          3,164,221
 Bank premises and equipment, net..........................................        103,259            106,665
 Other real estate owned, net of allow for poss losses of $77 ($50 in 1995)          2,100              2,266
 Other assets..............................................................        231,291            222,497
                                                                            --------------     --------------
    Total assets........................................................... $    5,304,554     $    5,360,940
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $      926,978     $    1,018,181
 Interest bearing transaction and savings accounts.........................      1,591,333          1,612,294
 Certificates of deposit $100,000 and over.................................        524,039            505,303
 Other time deposits.......................................................      1,550,775          1,494,763
                                                                            --------------     --------------
  Total deposits...........................................................      4,593,125          4,630,541
 Short-term borrowings.....................................................        185,558            235,378
 Other liabilities and deferred income taxes...............................         63,029             55,592
 Long-term debt............................................................          6,097              7,170
                                                                            --------------     --------------
  Total liabilities........................................................      4,847,809          4,928,681
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
  Common stock, $3 par value, 50,000,000 shares authorized,
   28,757,479 and 28,709,207 shares issued, respectively...................         82,168             82,030
  Capital surplus..........................................................        195,337            195,019
  Retained earnings........................................................        186,941            154,356
  Unrealized net gains (losses) on available-for-sale securities,
   net of income tax.......................................................         (1,582)               854
  Less treasury stock at cost, 210,531 and 0 shares, respectively .........         (6,119)                --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        456,745            432,259
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    5,304,554     $    5,360,940
                                                                            ==============     ==============
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                          Unaudited              Unaudited
CONSOLIDATED INCOME STATEMENTS                                   Three Months Ended     Nine Months Ended
(Dollars in thousands, except per share data)                       September 30,          September 30,
                                                               ---------------------- ----------------------
                                                                  1996        1995       1996        1995
                                                               ----------  ---------- ----------  ----------
Interest income
   Loans and leases, including fees........................... $   72,770  $   63,476 $  215,587  $  178,139
   Short-term investments.....................................      1,763         995      4,788       3,177
   Investment securities-taxable..............................     17,228      15,541     51,576      47,115
                        -nontaxable...........................      2,114       1,827      6,150       5,588
   Trading account securities.................................         10           5         11           5
                                                               ----------  ---------- ----------  ----------
     Total interest income....................................     93,885      81,844    278,112     234,024
Interest expense
   Interest on deposits.......................................     37,129      32,320    110,996      91,492
   Short-term borrowings......................................      2,041       2,579      6,463       7,750
   Long-term debt.............................................         96         210        316         624
                                                               ----------  ---------- ----------  ----------
     Total interest expense...................................     39,266      35,109    117,775      99,866
Net interest income...........................................     54,619      46,735    160,337     134,158
Provision for possible loan and lease losses..................      1,746         481      4,871       1,740
                                                               ----------  ---------- ----------  ----------
     Net int inc after prov for possible loan and lease losses     52,873      46,254    155,466     132,418
Other income
   Trust department income....................................      2,887       2,739      8,929       8,172
   Mortgage servicing fee income..............................      9,827       5,092     31,627      12,590
   Broker-dealer operations income............................      1,029         825      2,913       2,204
   Service charges on deposit accounts........................      6,526       5,499     18,695      16,289
   Other service charges and fees.............................      3,158       2,459      9,225       6,488
   Investment securities gains (losses), net..................        (72)        (42)        18         (47)
   Other real estate gains (losses), net......................       (173)        (59)      (490)       (164)
   Other......................................................      2,052       1,407      5,735       3,857
                                                               ----------  ---------- ----------  ----------
     Total other income.......................................     25,234      17,920     76,652      49,389
Other expenses
   Salaries, wages and employee benefits......................     23,591      19,821     71,224      59,114
   Net occupancy..............................................      3,259       2,900      9,377       8,321
   Equipment..................................................      3,331       2,703      9,581       7,866
   FDIC insurance.............................................        610       2,189      1,145       6,702
   Amortization of mortgage servicing rights..................      4,958       1,037     15,122       3,111
   Other......................................................     15,816      12,936     48,877      34,488
                                                               ----------  ---------- ----------  ----------
     Total other expenses.....................................     51,565      41,586    155,326     119,602
   Income before income taxes.................................     26,542      22,588     76,792      62,205
   Income tax provision.......................................      9,330       7,761     26,997      20,961

                                                               ----------  ---------- ----------  ----------
     Net income............................................... $   17,212  $   14,827 $   49,795  $   41,244
                                                               ==========  ========== ==========  ==========
Weighted average number of common shares outstanding
 during the period............................................ 28,579,673  27,389,082 28,665,740  27,427,715
Earnings per common share..................................... $     0.60  $     0.54 $     1.74  $     1.51

  See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                                                                               Unrealized
                                        Preferred  Common             Retained  Gains and Treasury
                                          Stock     Stock    Surplus  Earnings  (Losses)    Stock     Total
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - January 1, 1995.............. $      -- $  71,325 $ 109,167 $ 170,132 $  (7,433)$      -- $ 343,191
 Change in unrealized gains (losses),
  net of income taxes of $4,084........                                             7,603               7,603
 Net income............................                                  41,244                        41,244
 Cash dividends - $.53 per common share                                 (14,609)                      (14,609)
 Stock options exercised...............                 125       272                                     397
 Common stock issued, 2,873 shares.....                   8        54                                      62
 Purchase of treasury stock,
  88,757 shares........................                                                      (2,015)   (2,015)
 Acquisition of equity interest of
  West-Ark Bancshares, Inc.,
  723,561 shares.......................               1,932       380     5,421      (260)              7,473
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - September 30, 1995........... $      -- $  73,390 $ 109,873 $ 202,188 $     (90)$  (2,015)$ 383,346
                                        ========= ========= ========= ========= ========= ========= =========


Balance - January 1, 1996.............. $      -- $  82,030 $ 195,019 $ 154,356 $     854 $      -- $ 432,259
 Change in unrealized gains (losses),
  net of income taxes of $1,391........                                            (2,436)             (2,436)
 Net income............................                                  49,795                        49,795
 Cash dividends - $.60 per common share                                 (17,210)                      (17,210)
 Stock options exercised...............                 138       305                             6       449
 Purchase of treasury stock,
  210,531 shares.......................                                                      (6,369)   (6,369)
 Sale of treasury stock,
  7,350 shares.  ......................                                                         214       214
 Purchase of minority shares of
  Springhill Bank & Trust Company,
  1,422 shares.........................                            13                            30        43
                                        --------- --------- --------- --------- --------- --------- ---------
Balance - September 30, 1996........... $      -- $  82,168 $ 195,337 $ 186,941 $  (1,582)$  (6,119)$ 456,745
                                        ========= ========= ========= ========= ========= ========= =========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Nine Months Ended
(Dollars in thousands)                                                                    September 30,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   49,795   $   41,244
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     25,709       11,143
  Provision for possible loan and lease losses......................................      4,871        1,740
  Loss (gain) on investment securities available-for-sale...........................        (18)          47
  Gain on sale of equipment.........................................................        (20)         (61)
  Gain on sale of other real estate.................................................       (321)        (857)
  Write downs of other real estate..................................................         85           44
  Equity in undistributed earnings of unconsolidated subsidiary.....................     (1,092)      (1,336)
  Decrease (increase) in trading securities.........................................        142         (305)
  Net unrealized gain on trading securities.........................................          -           (2)
  Decrease (increase) in mortgage loans held for resale.............................     93,161      (46,743)
  Increase (decrease) in income taxes payable.......................................     (8,042)       2,420
  Decrease (increase) in interest and other receivables.............................         11       (3,803)
  Increase (decrease) in interest payable...........................................       (514)       2,718
  Increase in accrued expenses......................................................     14,231        7,266
  Increase in prepaid expenses......................................................     (1,903)      (1,785)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................    176,095       11,730

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................     44,971       13,069
 Proceeds from maturing investment securities available-for-sale....................    691,005      122,355
 Proceeds from maturing investment securities held-to-maturity......................    308,818      500,325
 Purchases of investment securities available-for-sale..............................   (741,312)     (70,540)
 Purchases of investment securities held-to-maturity................................   (323,815)    (414,014)
 Purchase of institution, net of funds acquired.....................................         43        5,276
 Net increase in loans and leases...................................................   (146,635)    (230,893)
 Capital expenditures...............................................................     (8,130)     (11,425)
 Proceeds from sale of bank premises and equipment..................................      3,694        1,896
 Additions to purchased mortgage servicing rights and other assets..................    (20,504)     (55,856)
 Proceeds from sales of other real estate...........................................      2,103        2,976
                                                                                     ----------   ----------
  Net cash used in investing activities.............................................   (189,762)    (136,831)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                       Nine Months Ended
(Dollars in thousands)                                                                    September 30,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................   (112,164)     (87,630)
 Net increase in time deposits......................................................     74,748      158,419
 Net increase (decrease) in short-term borrowings...................................    (49,820)      92,046
 Repayment of long-term debt........................................................     (1,073)      (1,072)
 Proceeds from issuance of common stock.............................................         --           62
 Purchase of treasury stock.........................................................     (6,369)      (2,015)
 Sale of treasury stock.............................................................        214            -
 Stock options exercised............................................................        449          397
 Cash dividends paid on common stock................................................    (17,210)     (14,609)
                                                                                     ----------   ----------
  Net cash provided by (used in) financing activities...............................   (111,225)     145,598

 Net increase (decrease) in cash and cash equivalents...............................   (124,892)      20,497
 Cash and cash equivalents at the beginning of year.................................    540,298      359,355
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  415,406   $  379,852
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

1. There have been no significant changes in the accounting policies of the Company since December 31, 1995, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5 and 6, which have had a material impact on the disclosures contained therein.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations and changes in cash flows for the nine months then ended. Any adjustments consist only of normal recurring accruals.

3. Cash payments for interest were approximately $118.3 million and $97.1 million for the first nine months of 1996 and 1995, respectively. Cash payments for income taxes during the first nine months of 1996 and 1995 were approximately $32.4 million and $16.8 million, respectively.

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

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

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

6. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("Statement 122"), "Accounting for Mortgage Servicing Rights - an Amendment to FAS 65," to eliminate the accounting inconsistencies that have existed between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. As required under Statement 122, the Company has adopted the provisions of the new standard as of January 1, 1996, and in accordance with Statement 122, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption increased the first nine months of 1996's results of operations $1.6 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates fifteen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of an institution in Norman, Oklahoma. The Company's consolidated assets at September 30, 1996, totaled approximately $5.3 billion.

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

    On May 9, 1996, the Company entered into a definitive agreement for the purchase of City National Bank. City National Bank is located in Whitehouse, Texas, and serves the Tyler and Whitehouse markets of East Texas through five locations. City National Bank has assets of $40 million, loans of $30 million and deposits of $37 million. The Company will issue approximately 183,217 shares of the Company's common stock for all the outstanding shares of City National Bank. The Company anticipates completion of this acquisition in the first quarter of 1997, at which time City National Bank will be merged with Tyler Bank and Trust Company, N.A., Tyler, Texas, a subsidiary of the Company.

    On June 28, 1996, the Company entered into a definitive agreement for the purchase of Security National Bank. Security National Bank is located in Nacogdoches, Texas, and serves the Nacogdoches market of East Texas. Security National Bank has assets of $39 million, loans of $17 million and deposits of $35 million. The Company will issue 253,230 shares of the Company's common stock for all the outstanding shares of Security National Bank. The Company anticipates completion of this acquisition in the fourth quarter of 1996, at which time Security National Bank will be merged with Stone Fort National Bank, Nacogdoches, Texas, a subsidiary of the Company.

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

    On October 3, 1996, the Company entered into a definitive agreement for the purchase of W.B.T. Holding Company and its wholly owned subsidiary, United American Bank. United American Bank serves the Memphis, Tennessee, market through six branch and six ATM locations. United American Bank has assets of $267 million, loans of $177 million and deposits of $244 million. The Company will issue approximately 1.3 million shares of the Company's common stock, subject to adjustment for non-bank assets and liabilities of the holding company, for all the outstanding shares of W.B.T. Holding Company. The Company anticipates completion of this acquisition in the first quarter of 1997, at which time United American Bank will be merged with First Commercial Bank of Memphis, N.A., Memphis, Tennessee, a subsidiary of the Company.

    On October 15, 1996, the Company declared a 5% stock dividend, which will be payable on November 15, 1996, to shareholders of record as of October 31, 1996. All share and per share data in this report have been retroactively adjusted for this stock dividend. The Company also announced an increase in the Company's annual cash dividend from 84 cents per share to 96 cents per share.


Financial Review
----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.


Consolidated Earnings Summary

    Earnings of $0.60 per share in 1996's third quarter represented an increase of 11% from $0.54 per share during the same period in 1995. Net income for the three months ended September 30, 1996, was $17.2 million, up 16% from $14.8 million in 1995. Earnings of $1.74 per share in 1996's first nine months represented an increase of 15% from $1.51 per share during the same period in 1995. Net income for the nine months ended September 30, 1996, was $50.0 million, up 21% from $41.2 million in 1995. The increase in net income was primarily due to higher net interest margins, which was caused by loan growth and repricing. The Company also experienced a substantial increase in mortgage servicing income from acquisitions during 1995 and early 1996. During the third quarter of 1996, the Company recorded data processing conversion expenses of $675 thousand, or $0.01 per share after-tax. A detailed explanation of these increases is included in the Net Interest Income, Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first nine months of 1996 and 1995 were 1.28% and 1.22%, respectively. Excluding non-recurring expenses related to litigation and data processing conversions, return on average assets for the first nine months of 1996 was 1.33%.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first nine months of 1996, the Company earned 14.82% on average common stockholders' equity compared with 14.83% for the first nine months of 1995. Excluding non-recurring expenses related to litigation and data processing conversions, return on average common stockholders' equity for the first nine months of 1996 was 15.46%. Returns on average common stockholders' equity for the years 1995, 1994 and 1993 were 15.02%, 14.87% and 14.43%, respectively. The originally reported ratio in 1993, before restatements for pooling acquisitions, was above 15%. The ratio fell due to the high capital level of State First Financial Corporation, a pooling-of-interests acquisition that was consummated in March 1994. The improvement seen in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of this capital, combined with strong earnings growth. Management will continue to work to profitably deploy excess capital thereby improving return on average common stockholders' equity.


Net Interest Income

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $163.0 million in the first nine months of 1996 compared to $136.7 million in the first nine months of 1995. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.66% for the first nine months of 1996, compared to 4.47% for the same period in 1995. The increase in net interest income and net interest margin resulted from a general repricing of the loan portfolio combined with a 17% growth in average loans and leases between 1995 and 1996. The loan growth was due to internal growth (10%), the acquisition of FDH Bancshares, Inc., in the fourth quarter of 1995, which was accounted for as a purchase transaction (5%), and the increase in mortgage production volume experienced by the Company's mortgage subsidiary (2%).

    Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the three months and nine months ended September 30, 1996 and 1995.

                        Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
(Dollars in thousands)                                    -----------------------     -----------------------
                                                             1996         1995           1996         1995
                                                          ----------   ----------     ----------   ----------
Interest income.......................................... $   93,885   $   81,844     $  278,112   $  234,024
Fully tax-equivalent adjustment..........................        916          838          2,644        2,551
                                                          ----------   ----------     ----------   ----------
Interest income - FTE....................................     94,801       82,682        280,756      236,575
Interest expense.........................................     39,266       35,109        117,775       99,866
                                                          ----------   ----------     ----------   ----------
Net interest income - FTE                                 $   55,535   $   47,573     $  162,981   $  136,709
                                                          ==========   ==========     ==========   ==========
Yield on earning assets - FTE............................       8.00%        7.94%          8.03%        7.74%
Cost of interest bearing liabilities  ...................       4.07%        4.15%          4.13%        4.01%
Net interest spread - FTE................................       3.93%        3.79%          3.90%        3.73%
Net interest margin - FTE................................       4.69%        4.57%          4.66%        4.47%

    The following schedule details rate sensitive assets and liabilities at September 30, 1996. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                       Interest Rate Sensitivity Period
(Dollars in thousands)           ----------------------------------------------------------------------------
                                   0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                    Days       Days       Days       Days      Years      Years      Total
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
Earning assets:
 Short-term investments..........$   85,327 $       -- $       -- $       -- $       -- $       -- $   85,327
 Trading account securities......       307         --         --         --         --         --        307
 Taxable investment securities...   162,095    120,257    174,819    172,388    517,326     29,159  1,176,044
 Tax-exempt investment securities     1,813      4,782     11,164      9,306     88,704     49,255    165,024
 Loans and leases................   750,529    260,108    312,926    556,454  1,105,490    277,760  3,263,267
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total earning assets............ 1,000,071    385,147    498,909    738,148  1,711,520    356,174  4,689,969

Interest bearing liabilities:
 Savings and NOW accounts........   996,433         --         --         --         --         --    996,433
 Money market accounts...........   594,900         --         --         --         --         --    594,900
 Other time deposits.............   259,228    399,882    552,601    469,863    378,447     14,793  2,074,814
 Short-term borrowings...........   185,558         --         --         --         --         --    185,558
 Long-term debt..................        --         --         --      1,074          6      5,017      6,097
                                 ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total interest bearing
  liabilities.................... 2,036,119    399,882    552,601    470,937    378,453     19,810  3,857,802

 Interest rate
  sensitivity gap................(1,036,048)   (14,735)   (53,692)   267,211  1,333,067    336,364

 Cumulative interest rate
  sensitivity gap................(1,036,048)(1,050,783)(1,104,475)  (837,264)   495,803    832,167

 Cumulative rate sensitive assets
  to rate sensitive liabilities..     49.1%      56.9%      63.0%      75.8%     112.9%     121.6%

 Cumulative gap as a percentage
  of earning assets..............    (22.1%)    (22.4%)    (23.5%)    (17.9%)     10.6%      17.7%

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

Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and broker-dealer operations. For the first nine months of 1996, non-interest income totaled $76.7 million compared to $49.4 million for the first nine months of 1995. Excluding the other real estate and investment securities gains and losses during the first nine months of 1996 and 1995, non-interest income increased $27.5 million or 55%. The primary contributor to this increase was $19.0 million in increased mortgage servicing income due to mortgage servicing acquisitions in 1995 and early 1996. The Company also experienced increased fee income from the 1995 purchase of consumer credit card loan participations from its 50% owned affiliate bank in Norman, Oklahoma. Increased activity in the Company's trust and broker-dealer operations further contributed to the increase in non-interest income. The following table summarizes non-interest income for the three months and nine months ended September 30, 1996 and 1995.

                                          For the Three Months                   For the Nine Months
                                           Ended September 30,                    Ended September 30,
(Dollars in thousands)            ------------------------------------   ------------------------------------
                                     1996        1995       % Change        1996        1995       % Change
                                  ----------  ----------   -----------   ----------  ----------   -----------
Trust department income.......... $    2,887  $    2,739        5.40%    $    8,929  $    8,172        9.26%
Mortgage servicing fee income....      9,827       5,092       92.99         31,627      12,590      151.21
Broker-dealer operations income..      1,029         825       24.73          2,913       2,204       32.17
Service charges on deposits......      6,526       5,499       18.68         18,695      16,289       14.77
Other service charges and fees...      3,158       2,459       28.43          9,225       6,488       42.19
Investment securities gains
  (losses), net..................        (72)        (42)     (71.43)            18         (47)     138.30
Other real estate gains
  (losses), net..................       (173)        (59)    (193.22)          (490)       (164)    (198.78)
Other income.....................      2,052       1,407       45.84          5,735       3,857       48.69
                                  ----------  ----------                 ----------  ----------
Total non-interest income........     25,234      17,920       40.81%    $   76,652  $   49,389       55.20%
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

    Non-interest expenses were $155.3 million for the first nine months of 1996 compared to $119.6 million for the first nine months of 1995. In the first nine months of 1996, the Company recorded $3.6 million in non-recurring expenses relating to litigation and data processing conversions. Of the remaining $32.1 million increase, amortization of mortgage servicing rights contributed $12.0 million. This increase was due to mortgage servicing acquisitions in 1995 and early 1996, mentioned previously. Non-interest expense of $6.4 million was attributed to FDH Bancshares, Inc., which was acquired in the fourth quarter of 1995. The Company also experienced increased expenses from the 1995 purchase of consumer credit card loan participations mentioned previously. Excluding the effect of the 1995 bank and mortgage servicing acquisitions and the non-recurring expense accruals, non-interest expense increased $4.5 million, which represents an increase from 1995's first nine months of 4%. The following table summarizes non-interest expenses for the three months and nine months ended September 30, 1996 and 1995.

                                          For the Three Months                   For the Nine Months
                                           Ended September 30,                    Ended September 30,
(Dollars in thousands)            ------------------------------------   ------------------------------------
                                     1996        1995       % Change        1996        1995       % Change
                                  ----------  ----------   -----------   ----------  ----------   -----------
Salaries, wages and
  employee benefits.............. $   23,591  $   19,821       19.02%    $   71,224  $   59,114       20.49%
Net occupancy....................      3,259       2,900       12.38          9,377       8,321       12.69
Equipment........................      3,331       2,703       23.23          9,581       7,866       21.80
FDIC Insurance...................        610       2,189      (72.13)         1,145       6,702      (82.92)
Amortization of mortgage servicing
  rights.........................      4,958       1,037      378.11         15,122       3,111      386.08
Other expenses...................     15,816      12,936       22.26         48,877      34,488       41.72
                                  ----------  ----------                 ----------  ----------
Total non-interest expenses...... $   51,565  $   41,586       24.00     $  155,326   $ 119,602       29.87%
                                  ==========  ==========                 ==========  ==========

    An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 61.29% for the first nine months of 1995 to 55.86% in the first nine months of 1996. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The 1996 efficiency ratio reached the Company's long-term goal of 57%. Management has reviewed trends in the financial services industry and set a new efficiency ratio goal of 54%.


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 35.2% for the first nine months of 1996 and 33.7% for the first nine months of 1995. The increase in the effective income tax rate for 1996 was due to a decrease in income on tax-exempt investments as a percentage of total income before income taxes.

Loan and Lease Portfolio

    At September 30, 1996, the Company's loan and lease portfolio, net of unearned income, totaled $3.3 billion, as compared to a $3.2 billion loan portfolio at December 31, 1995. Excluding the Company's mortgage loans held for resale, which decreased $92.3 million, the Company's loan and lease portfolio experienced an increase of $140.1 million, or 5%, during the first nine months of 1996. Although the growth in loans was spread through all categories, the strongest growth occurred in the commercial, consumer, and real estate portfolios.

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


Provision and Allowance for Possible Loan and Lease Losses

    The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of September 30, 1996, the allowance for possible loan and lease losses equaled $52.1 million or 1.60% of total loans and leases. Comparatively, the allowance possible for loan and lease losses amounted to $51.3 million or 1.60% of total loans and leases at December 31, 1995. The provision for possible loan and lease losses amounted to $4.9 million in the first nine months of 1996 as compared to $1.7 million in the first nine months of 1995.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past six years. At September 30, 1996, the Company's ratio was 232.25%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $2.32 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1995, was 294.42%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 275.62% at September 30, 1996, compared to 376.30% at December 31, 1995. Although non-performing loans and assets have increased from the unsustainably low levels reported in 1995, the Company's asset quality remains strong. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                     Annualized Nine Months
                                       Ended September 30,            For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1996                1995     1994     1993     1992     1991
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.17%               0.08%    0.04%    0.16%    0.52%    0.42%

Allowance for possible loan and lease
 losses to total loans and leases             1.60%               1.60%    1.79%    2.19%    2.15%    2.25%

Non-performing loans to total
 loans and leases                             0.69%               0.54%    0.52%    0.72%    0.86%    1.61%

    Although asset quality has improved during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses.
Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 26% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 32 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


Liquidity

    Long-term liquidity is a function of a large core deposit base and a strong capital position. Core deposits, which consist of total deposits less certificates of deposit of $100,000 and over, represent the Company's largest and most important funding source. Average total core deposits, excluding the FDH Bancshares, Inc., acquisition in November 1995, remained relatively stable during the first nine months of 1996. The capital position of the Company is a result of internal generation of capital through earnings retention. The Company manages dividends to retain sufficient capital for long-term liquidity and growth. Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity.
As can be seen from the accompanying table, the Company's liquidity ratios have increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, the Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide several alternatives for future financing and long-term liquidity needs.

                                                   For the Nine Months
                                                    Ended September 30,     For the Years Ended December 31,
                                                   --------------------   ------------------------------------
                                                           1996              1995         1994         1993
                                                   --------------------   ----------   ----------   ----------
Average loans and leases to average deposits.......       70.63%             69.29%       61.76%       59.41%

Average loans and leases to average core deposits..       79.39%             76.88%       67.83%       64.20%

    Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $45.5 million in the first nine months of 1996. During the fourth quarter of 1995 average short-term borrowings exceeded average short-term investments by $86.1 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.


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

    At September 30, 1996, the Company's equity to asset ratio was 8.61% compared to 8.06% at December 31, 1995. At September 30, 1996, the Company's tier 1 leverage, tier 1 risk-based capital and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

                                Regulatory   September 30,  June 30,     March 31,  December 31, September 30,
                                  Minimum        1996        1996         1996         1995         1995
                                -----------  ------------ ------------ ------------ ------------ ------------
Tier 1 leverage ratio...........    3.00%        7.96%        7.86%        7.64%        7.96%        7.80%
Tier 1 risk-based capital ratio.    4.00%       11.53%       11.50%       11.33%       10.55%       11.56%
Total risk-based capital ratio..    8.00%       12.32%       12.29%       12.13%       11.38%       12.33%

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


Dividend Policy

    The Company's long-term dividend policy has been to pay between 30% and 35% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. In October 1996, the Company increased its dividend rate for the tenth consecutive year, bringing the annual dividend rate to $.96 per share. The dividend payout ratio target was also increased to between 35% and 40% of earnings, as a result of continued growth in capital ratios and strong earnings levels.

    The dividend payout ratios for the past three years were 35.77% in 1995, 33.97% in 1994, and 29.98% in 1993. The Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        Registrant did not file any reports on Form 8-K during the third quarter of 1996.

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  November 13, 1996

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------

           27            Financial Data Schedule.