Form 10-K
period 1996-12-31
FIRST COMMERCIAL CORP
filed 1997-03-12
CIK 316769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from --------- to ---------.

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

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $3.00 PAR VALUE PER SHARE
                                (Title of Class)
PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,023,220,358 (based upon the average closing bid and asked prices quoted on the Nasdaq National Market on February 20, 1997.)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                 Class                       Outstanding at February 20, 1997
 --------------------------------------      --------------------------------
 Common Stock $3.00 par value per share                 30,177,849

                    DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the year ended December 31, 1996, (the "Company's 1996 Annual Report") are incorporated by reference into Parts I and II of this report.

    Portions of the Proxy Statement for the April 15, 1997, Annual Meeting of Shareholders of the Company (the "Company's 1997 Proxy Statement") are incorporated by reference into Part III of this report.


                             TABLE OF CONTENTS

  Item                                                                  Page
  ----                                                                  ----
                                  PART I
   1.       Business..................................................    3

   2.       Properties................................................   12

   3.       Legal Proceedings.........................................   12

   4.       Submission of Matters to a Vote of Security Holders.......   13

                                  PART II

   5.       Market for Registrant's Common Stock and Related
            Stockholder Matters.......................................   13

   6.       Selected Financial Data...................................   13

   7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   13

   8.       Financial Statements and Supplementary Data...............   14

   9.       Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   14

                                  PART III

  10.       Directors and Executive Officers of the Registrant........   14

  11.       Executive Compensation....................................   14

  12.       Security Ownership of Certain Beneficial Owners and
            Management................................................   14

  13.       Certain Relationships and Related Transactions............   15

                                  PART IV

  14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................   15

 Signatures...........................................................   17

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

Commercial Banking Subsidiaries
-------------------------------

    The Company's principal source of income is derived from twenty-five commercial banking institutions. The Company owns fifteen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, one institution in the state of Louisiana, and in a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in Oklahoma. All of the Company's bank subsidiaries offer a broad range of traditional commercial and consumer banking services to the markets and communities which they serve. Certain subsidiary banks additionally offer trust and fiduciary services and brokerage services.

Nonbank Subsidiaries and Affiliates
-----------------------------------

    First Commercial Mortgage Company offers mortgage financing throughout Arkansas and in Memphis, Tennessee, East Texas, Oklahoma and Mississippi, and conducts mortgage servicing on a nationwide basis. First Commercial Capital Management is an investment advisor and money manager for individuals, employee benefit plans, endowments, foundations and other funds. First Commercial Trust Company, N.A., provides a full range of personal trust, employee benefit, and corporate and public securities administrative services. First Commercial Investments, Inc., is a full service investment company which buys and sells stocks, bonds, U.S. Government securities, fixed and variable annuities, and municipal securities on behalf of its clients. Financial Fleet Services, Inc., is an equipment leasing company located in Little Rock, Arkansas, which serves customers throughout the United States. Commercial Capital Funding, Inc., is a factoring company headquartered in Dallas, Texas, which specializes in accounts receivable financing in all affiliate markets. The income and other operating results of the nonbank subsidiaries and affiliates as compared to the consolidated results of the Company are not substantial enough to require financial and other information concerning industry segments to be included in this Annual Report on Form 10-K.

Recent Developments
-------------------

    On November 23, 1996, the Company acquired all of the outstanding common stock of Security National Bank, Nacogdoches, Texas, in exchange for 253,154 Company common shares. This transaction was accounted for as a pooling-of-interests. The results of Security National Bank are included in the consolidated financial statements for 1996; however, prior period financial data has not been restated due to immateriality. Security National Bank, which merged into an existing affiliate of the Company, Stone Fort National Bank, Nacogdoches, Texas, had $35 million in assets, $16 million in loans, and $31 million in deposits.

    On January 31, 1997, through a joint venture with Arvest Bank Group of Bentonville, Arkansas, the Company purchased a 50% interest in Oklahoma National Bank of Duncan, Oklahoma, which had $68 million in assets, $43 million in loans, and $61 million in deposits.

    On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company ("WBT") and its wholly owned subsidiary, United American Bank, in Memphis, Tennessee. United American Bank, with assets of $281 million, loans of $176 million and deposits of $249 million, was merged into the Company's existing affiliate, First Commercial Bank, N.A., of Memphis, on February 28, 1997. The Company issued 1,361,952 Company common shares in exchange for all of the outstanding common stock of WBT. The transaction was accounted for as a pooling-of-interests.

    Three affiliations are currently pending, which reflect the Company's acquisition strategy of expanding existing markets as well as entering additional geographical areas.

    On May 9, 1996, the Company entered into a definitive agreement for the purchase of City National Bank, which is located in Whitehouse, Texas, and serves the Tyler and Whitehouse markets of East Texas through five locations. As of December 31, 1996, City National Bank had approximately $40 million in assets, $30 million in loans and $37 million in deposits. The Company will issue approximately 190 thousand shares of the Company's common stock for all the outstanding stock of City National Bank. The Company anticipates completion of this acquisition, which will be accounted for as a pooling-of-interests, in the second quarter of 1997, at which time City National Bank will be merged with Tyler Bank and Trust Company, N.A., Tyler, Texas, a subsidiary of the Company.

    On December 20, 1996, the Company entered into a definitive agreement to acquire Southwest Bancshares, Inc., of Jonesboro, Arkansas, ("Southwest") and its wholly owned subsidiaries: First Bank of Arkansas, Jonesboro; First Bank of Arkansas, Russellville; First Bank of Arkansas, Searcy; and First Bank of Arkansas, Wynne. As of December 31, 1996, Southwest had approximately $820 million in assets, $606 million in loans, and $716 million in deposits. The Company will issue approximately 3.4 million shares of the Company's common stock in exchange for all of the outstanding common stock of Southwest. The transaction, which will be accounted for as a pooling-of-interests, is expected to close during the second quarter of 1997.

    On February 5, 1997, a definitive agreement was entered into whereby the Company will acquire First Central Corporation ("First Central") and its wholly owned subsidiary, First National Bank, Searcy, Arkansas, which as of December 31, 1996, had approximately $261 million in assets, $140 million in loans, and $229 million in deposits. The Company will issue approximately
1.65 million shares of the Company's common stock in exchange for all of the outstanding common stock of First Central. The transaction will be accounted for as a pooling-of-interests and is expected to close during the second quarter of 1997.

    The affiliations with Southwest and First Central will result in overlapping markets in Russellville and Searcy. Banking regulations prohibit a banking organization from exceeding a specified share of a given market through acquisition. The Company is working with regulatory agencies to determine the required level of divestiture in these markets.

Foreign Operations
------------------

    Neither the Company nor any of its subsidiary banks conducts foreign operations. Balances maintained in foreign countries amounted to $295,000 at December 31, 1996. There are no loans to foreign corporations, banks, financial institutions, governments, consumers or businesses, or involving real estate in a foreign country, nor does the Company hold any deposits from banks in foreign countries, or from foreign governments, official institutions, central banks or international institutions.

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

    The Company's subsidiary banks actively compete with other banks and financial institutions in their efforts to obtain deposits and make loans.
The principal areas of competition in the commercial banking industry are in the scope and type of services offered and in interest rates paid on interest-bearing and time deposits and charged on loans. Competition with other financial institutions is expected to increase, especially with the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which authorizes interstate banking and is discussed under the Regulation and Supervision section of this report in greater detail.

    According to information obtained from the Arkansas Bankers Association, during 1996 there were approximately 30 multi-bank holding companies in Arkansas and approximately 96 single-bank holding companies. As of December 31, 1996, the Company was the largest multi-bank holding company headquartered in Arkansas with $5.5 billion in total assets and $4.8 billion in total deposits.

Employees
---------

    As of December 31, 1996, the Company and its subsidiaries and affiliates had a total of 2,802 full-time equivalent employees.

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

Bank Holding Company Act of 1956, as Amended:

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors".) As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of the Company and each of its subsidiaries. The Act requires each bank holding company to obtain prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting shares of such bank.

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

    The Board of Governors has determined by regulation that certain activities are permissible activities for bank holding companies and their affiliates, including making and servicing loans, operating an industrial loan institution, performing certain fiduciary functions, leasing real estate and personal property, making real estate and personal property appraisals, providing certain management consulting, investment and financial advice, acting as a futures commission merchant, performing certain data processing operations, acting as an insurance agent for certain types of insurance and underwriting credit life and disability insurance related to credit transactions within the particular holding company system, assisting in tax preparation and planning, providing check guaranty services, operating a collection agency, operating a credit bureau, underwriting and dealing in government obligations and money market instruments, providing foreign exchange advisory services, arranging commercial real estate equity financing, promoting community development, handling money orders, savings bonds and travelers checks, providing securities brokerage, providing consumer financial counseling, operating savings associations, and providing courier services.

    Under Section 106 of the 1970 amendments to the Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, or lease or sale of any property or the furnishing of such services.

Risk-Based Capital Guidelines:

    In January 1989, the Board of Governors issued final guidelines to implement what is commonly referred to as risk-based capital adequacy, whereby banking organizations with less risky asset bases will be allowed to maintain lower capital amounts to support these assets than those organizations having high-risk assets. The regulations currently require a total risk-based capital ratio of 8%. The Company's December 31, 1996, risk-based capital ratio was 12.24%.

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

    In 1988, the Arkansas Legislature enacted legislation making significant changes to Arkansas' interstate banking and branching laws. As of January 1, 1989, bank acquisitions between banks in Arkansas and banks in states within the Southern Regional Compact, which had reciprocal banking laws, were permitted. Arkansas banks acquired under the 1988 law must have been in existence for at least ten years. Under such legislation, branches could be located anywhere within the county of a bank's principal banking office. After December 31, 1993, branches could be established in counties contiguous to the county in which the principal office was located. After December 31, 1998, branches may be located anywhere in the State of Arkansas. A subparagraph to Arkansas' Thrift Banking Legislation was enacted to apply the same branching restrictions to Arkansas thrifts.

    In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted as part of the federal banking laws. The interstate banking provisions of the Riegle-Neal Act repealed the Douglas Amendment to the Bank Holding Company Act of 1956 and permits after September 19, 1995, the acquisition of banks in any state by bank holding companies located in other states. The interstate branching provisions of the Riegle-Neal Act, which become effective on June 1, 1997, permit a bank to acquire and operate branches in states other than the bank's home state, subject to certain continued state regulation.

    In response to the Riegle-Neal Act, Arkansas has adopted the Arkansas Interstate Banking and Branching Act, which becomes effective on May 31, 1997. The Arkansas Interstate Banking and Branching Act prohibits a bank holding company from directly or indirectly owning or controlling more than one bank subsidiary, if any such bank subsidiary having its main office in the State of Arkansas has a de novo charter. A bank shall be considered to have a de novo charter if the bank has been in existence for less than five years; provided, however, a bank resulting from the conversion of a savings and loan association to a bank, or from the conversion of a state bank to a national bank, or from the conversion of a national bank to a state bank shall be deemed to have been in existence, for the purpose of determining whether it has a de novo charter, from the date the converting institution came into existence. In addition, the Arkansas Interstate Banking and Branching Act prohibits a bank holding company from acquiring the stock or the assets of any bank that has its main office or any branch office in the State of Arkansas, if after giving effect to the acquisition of such stock or assets, the acquiring bank holding company would own or control, directly or indirectly, banks having in the aggregate more than 25% of the total bank deposits within the State of Arkansas.

    The Arkansas Interstate Banking and Branching Act authorizes interstate branching following an interstate bank merger and authorizes Arkansas banks and out-of-state banks to establish customer-bank communication terminals anywhere within the State of Arkansas. However, the Act prohibits an out-of-state bank from coming into Arkansas by establishing a new branch or by acquiring an existing branch in Arkansas from another financial institution as its first branch in the State of Arkansas. The Act retains the provisions of the 1988 Act discussed above, which allows banks to establish branch offices in counties contiguous to the county in which the principal office of the bank is located and which effectively defers state-wide branching until after December 31, 1998.

Arkansas Usury Law:

    The Arkansas Usury Law, which applies to all of the Company's Arkansas affiliates, generally limits interest rates on all credit classifications to a rate equal to the Federal Reserve Bank of St. Louis' discount rate plus 5%. The interest rate on consumer loans is subject to the additional restriction that, in any event, it may not exceed 17%. Loans secured by first liens on residential real property are not subject to any interest rate limitation.

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

    Effective December 16, 1992, final rules regarding FDICIA's establishment of five capital levels, ranging from "well capitalized" to "critically undercapitalized" were adopted. If an institution's capital level falls below "well capitalized," it becomes subject to increasing regulatory oversight and restrictions on banking activities. These regulations and restrictions increase at each lower capital level. In addition, FDIC insurance premiums are now, in part, based upon an institution's capital level. A financial institution is considered "well capitalized" if it is under no regulatory order or action and its leverage ratio is at least 5% and its Tier I and total risk-based capital ratios are at least 6% and 10%, respectively. The Company is considered "well capitalized," as defined, with a leverage ratio of 8.07%, a Tier I capital ratio of 11.44% and a total risk-based capital ratio of 12.24% at December 31, 1996.

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

                      EXECUTIVE OFFICERS OF THE COMPANY

    As of December 31, 1996, the principal executive officers of the Company were as follows:

Jack Fleischauer, Jr., 48, serves as Chairman of the Board, President and Chief Executive Officer of First Commercial Bank, N.A., Little Rock, Arkansas. Mr. Fleischauer assumed the President and Chief Executive Officer positions in May 1994 and the Chairman of the Board position in June 1996. Prior to joining the Company in 1994, Mr. Fleischauer served as President and Chief Operating Officer of Worthen National Bank, Little Rock, Arkansas, lead bank for Worthen Banking Corporation, which position he assumed in 1991. Mr. Fleischauer joined the Company with over twenty years of banking experience.

Barnett Grace, 52, serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Grace has been employed by the Company and/or its subsidiaries since 1972. Mr. Grace assumed the position of President of the Company in 1988 and the positions of Chairman of the Board and Chief Executive Officer of the Company in 1990.

Edwin P. Henry, 59, serves as Executive Vice President of the Company. Mr. Henry also serves as Executive Vice President of First Commercial Bank, N.A., Little Rock, Arkansas, and Chairman of the Affiliate Bank Management Group. Additionally, he serves as a director on several boards of directors of affiliate banks. Mr. Henry has been associated with the Company and/or its subsidiaries since 1962.

J. French Hill, 40, serves as Executive Officer of the Company. Mr. Hill's areas of responsibility include Trust, Investment Banking and Bank Brokerage. Prior to joining the Company in March 1993, Mr. Hill served as a U.S. Treasury official and Special Assistant to President George Bush.

Clarence E. Hoover, 54, serves as Executive Officer of Operations and Management Information Services. Prior to joining the Company in December 1991, Mr. Hoover was employed with banking institutions in Virginia and Tennessee and possessed over thirty years of banking experience.

Douglas Jackson, 59, serves as Director of Regional Lending for the Company, which position he assumed in 1996. Mr. Jackson previously served as Senior Credit Officer of State First Financial Corporation, which was merged into the Company in July 1996. Mr. Jackson has been associated with the Company and/or its subsidiaries since 1987.

Howard M. Qualls, 62, serves as Chairman of the Board, President and Chief Executive Officer of State First National Bank, Texarkana, Arkansas. Mr. Qualls has been associated with State First National Bank, Texarkana, Arkansas, which was acquired by the Company in 1994, since 1980, when he assumed the position of President. Mr. Qualls assumed the Chief Executive Officer position in 1989 and the Chairman of the Board position in 1994.

Neil S. West, 51, serves as Executive Officer of the Company, a position he assumed in August 1995, with responsibility for the Company's Credit Administration Division and oversight responsibility for ten of the Company's banking institutions. Mr. West also serves as Chairman of the Board and Chief Executive Officer of Tyler Bank and Trust Company, N.A., Tyler, Texas, a position he has held since February 1993. Mr. West previously served as President and Chief Executive Officer of State First Financial Corporation, a position he assumed in May 1994. State First Financial Corporation was merged into the Company in July 1996. Mr. West has been associated with the Company and/or its subsidiaries since 1987, when he joined the Company with over fifteen years of banking experience.

J. Lynn Wright, 34, serves as Chief Financial Officer of the Company. Mr. Wright joined the Company in 1984 and served in various capacities with the Company's Finance Division before assuming his current position in July 1992.

                          STATISTICAL DISCLOSURE

    The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," is contained in the Company's 1996 Annual Report on pages 10 through 26, which information is incorporated herein by reference.

Item 2. PROPERTIES
        ----------

    The principal offices of the Company and the following affiliates, First Commercial Bank, N.A., First Commercial Mortgage Company, First Commercial Trust Company, N.A., First Commercial Investments, Inc., and Financial Fleet Services, Inc., are located in the First Commercial Building at 400 West Capitol Avenue in downtown Little Rock, Arkansas. The Company and its affiliates lease approximately 235,000 combined square feet of space. The office space is held under long-term leases from First Commercial, Inc., a wholly owned subsidiary of First Commercial Bank, N.A.

    The Company and its banking subsidiaries and affiliates maintain 133 banking locations throughout the States of Arkansas, Texas, Tennessee, Louisiana and Oklahoma. The majority of these offices are owned by the respective subsidiary and affiliate banks.

    For information regarding lease commitments, See Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report, which note is incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS
        -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.
--------------------------------------------------------
    First Commercial Bank, N.A., a wholly owned subsidiary of Registrant, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for trebled damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertained to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On May 20, 1996, the Court entered a judgment against First Commercial Bank, N.A., in the amount of $15.2 million. Thereafter, on June 21, 1996, the Court granted a Motion for Remittitur and reduced the punitive damages awarded in the judgment by $7.0 million. Therefore, the final award was $8.2 million. On June 27, 1996, First Commercial Bank, N.A., filed a Notice of Appeal to the Supreme Court of Arkansas. Management of the Company and First Commercial Bank, N.A., intend to vigorously pursue the appeal. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that the judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter and/or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

    No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------------------

    The information required by Item 201 of Regulation S-K is contained in the Management's Discussion & Analysis Section of the Company's 1996 Annual Report under the heading "Dividend Policy," which information is incorporated herein by reference.

    For information on dividend restrictions see Note 4, Pledged Assets and Regulatory Restrictions, and Note 10, Long-term Debt, of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report, which notes are incorporated herein by reference.

    On February 13, 1997, the Company, in an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, issued 1,361,952 Company common shares to U.A.B. Holding Trust in exchange for all of the outstanding shares of common stock of W.B.T. Holding Company.

Item 6. SELECTED FINANCIAL DATA
        -----------------------

    The information required by Item 301 of Regulation S-K is contained in the Management's Discussion & Analysis Section of the Company's 1996 Annual Report under the heading "Six-Year Financial Summary," which information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    The information required by Item 303 of Regulation S-K is contained in the Company's 1996 Annual Report on pages 10 through 26, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

    The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 1996 Annual Report on pages 27 through 49 and in the Management's Discussion & Analysis Section under the heading "Selected Quarterly Operating Results," respectively, which information is incorporated herein by reference.


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


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

    The information required by Item 401 of Regulation S-K is contained in the Company's 1997 Proxy Statement under the headings "Election of Directors" and "Other Information" on pages 3 through 6, which information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is contained in the Company's 1997 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12, which information is incorporated herein by reference.

    The information concerning the executive officers of the Registrant is contained in Part I, Item 1, of this report under the caption "Executive Officers of the Company."


Item 11. EXECUTIVE COMPENSATION
         ----------------------

    The information required by Item 402 of Regulation S-K is contained in the Company's 1997 Proxy Statement under the headings "Compensation of Directors and Executive Officers," "First Commercial Corporation's 1996 Compensation Committee Report on Executive Compensation," and "Stock Performance Chart" on pages 6 through 11, which information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

    The information required by Item 403 of Regulation S-K is contained in the Company's 1997 Proxy Statement under the headings "Principal Holders of Shares" and "Election of Directors" on pages 2 through 5, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    The information required by Item 404 of Regulation S-K is contained in the Company's 1997 Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" on pages 9 and 12, respectively, which information is incorporated herein by reference.


                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

    (a) The following documents are filed as part of this report:

       (1) Financial Statements:
                                                                      Page
                                                                    Number(*)
                                                                    ---------
          Reports of Management and Independent Auditors               27

          Consolidated Statements of Income for the Years Ended
            December 31, 1996, 1995 and 1994                           28

          Consolidated Balance Sheets as of December 31, 1996
            and 1995                                                   29

          Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1996, 1995 and 1994               30

          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1996, 1995 and 1994                     31

          Notes to Consolidated Financial Statements                32 - 49

       (*) Page numbers refer to the Company's 1996 Annual Report, which pages are incorporated herein by reference.

       (2) Financial Statement Schedules:

          All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

       (3) Executive Compensation Plans and Arrangements:

          1987 Incentive and Non-Qualified Stock Option Plan, as amended (Exhibit 10(a) hereto).

          Non-Qualified Deferred Compensation Plan (Exhibit 10(b) hereto).

          Supplemental Executive Retirement Plan for C. Barnett Grace (Exhibit 10(c) hereto).

          Supplemental Executive Retirement Plan for John I. Fleischauer, Jr. (Exhibit 10(d) hereto).

          Change-in-Control Agreement between the Company and Barnett Grace (Exhibit 10(e) hereto).

          Change-in-Control Agreement between the Company and Jack Fleischauer, Jr. (Exhibit 10(f) hereto).

          Change-in-Control Agreement between the Company and Edwin P. Henry (Exhibit 10(g) hereto).

          Change-in-Control Agreement between the Company and Neil Stewart West (Exhibit 10(h) hereto).

          Change-in-Control Agreement between the Company and Howard M. Qualls (Exhibit 10(i) hereto).

    (b) Reports on Form 8-K:

       Registrant did not file any reports on Form 8-K during the fourth quarter of 1996.

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

                                       FIRST COMMERCIAL CORPORATION



                                       By: /s/ Barnett Grace
                                          -------------------------
                                           Barnett Grace
                                           Chairman of the Board
Date:  March 12, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                    DATE

/s/ Barnett Grace             Chairman of the Board, President, March 12, 1997
----------------------------  Chief Executive Officer and
    Barnett Grace             Director (Principal Executive
                              Officer)

/s/ J. Lynn Wright            Chief Financial Officer           March 12, 1997
----------------------------  (Principal Financial and
    J. Lynn Wright             Accounting Officer)

/s/ John W. Allison           Director                          March 12, 1997
----------------------------
   John W. Allison

/s/ Truman Arnold             Director                          March 12, 1997
----------------------------
   Truman Arnold

/s/ William H. Bowen          Director                          March 12, 1997
----------------------------
   William H. Bowen

/s/ Peggy Clark               Director                          March 12, 1997
----------------------------
   Peggy Clark

/s/ Robert G. Cress           Director                          March 12, 1997
----------------------------
   Robert G. Cress

/s/ Cecil W. Cupp, Jr.        Director                          March 12, 1997
----------------------------
   Cecil W. Cupp. Jr.

/s/ Frank D. Hickingbotham    Director                          March 12, 1997
----------------------------
   Frank D. Hickingbotham

/s/ Walter E. Hussman, Jr.    Director                          March 12, 1997
----------------------------
   Walter E. Hussman, Jr.

/s/ Frederick E. Joyce, M.D.  Director                          March 12, 1997
----------------------------
   Frederick E. Joyce, M.D.

/s/ Jack G. Justus            Director                          March 12, 1997
----------------------------
   Jack G. Justus

/s/ William M. Lemley         Director                          March 12, 1997
----------------------------
   William M. Lemley

/s/ Michael W. Murphy         Director                          March 12, 1997
----------------------------
   Michael W. Murphy

/s/ Sam C. Sowell             Director                          March 12, 1997
----------------------------
   Sam C. Sowell

/s/ Paul D. Tilley            Director                          March 12, 1997
----------------------------
   Paul D. Tilley

                                               Index to Exhibits

     Exhibit Number                                         Exhibit
     --------------  -------------------------------------------------------------------------------------
          3(i) <F*>  Company's Second Amended and Restated Articles of Incorporation, as amended
                     (3(i) in Form 10-Q for the quarter ended June 30, 1996, in 0-9676).

          3(ii)<F*>  Company's Bylaws as currently in effect (3(d) in Form 10-K for the fiscal year ended
                     December 31, 1991, in 0-9676).

         10(a) <F*>  1987 Incentive and Non-Qualified Stock Option Plan, as amended (10(a) in Form 10-K for the fiscal year ended December 31, 1994, in 0-9676).

         10(b) <F*>  Non-Qualified Deferred Compensation Plan, as amended (10(b) in Form 10-K for the fiscal year ended December 31, 1994, in 0-9676).

         10(c) <F*>  Supplemental Executive Retirement Plan for C. Barnett Grace (10(c) in Form 10-K for
                     the fiscal year ended December 31, 1995, in 0-9676).

         10(d)       Supplemental Executive Retirement Plan for John I. Fleischauer, Jr.

         10(e)       Change-in-Control Agreement between the Company and C. Barnett Grace.

         10(f)       Change-in-Control Agreement between the Company and John I. Fleischauer, Jr.

         10(g)       Change-in-Control Agreement between the Company and Edwin P. Henry.

         10(h)       Change-in-Control Agreement between the Company and Neil S. West.

         10(i)       Change-in-Control Agreement between the Company and Howard M. Qualls.

         11          Computation of Earnings per Common Share.

         13          Portions of the Company's Annual Report to Shareholders for the fiscal year ended
                     December 31, 1996.

         21          Subsidiaries of Registrant.

         23          Consent of Ernst & Young LLP.

         27          Financial Data Schedule

         99          Annual Report on Form 11-K for Stock Purchase Plan for employees of First Commercial
                     Corporation (to be filed by amendment).
----------

<F*>  Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. (Exhibit numbers and file numbers appear in parenthesis.)