Form 10-Q
period 1997-03-31
FIRST COMMERCIAL CORP
filed 1997-05-14
CIK 316769

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1997


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                      Outstanding at March 31, 1997
   ---------------------------------------     -----------------------------
   Common Stock, $3.00 par value per share               30,201,044

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

                            PART II - OTHER INFORMATION

   4.      Submission of Matters to a Vote of Security Holders..........  20

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         --------------------

 FIRST COMMERCIAL CORPORATION                                                            Unaudited
 CONSOLIDATED BALANCE SHEETS                                                    March 31,        December 31,
 (Dollars in thousands, except par value)                                    --------------     --------------
                                                                                  1997               1996
                                                                             --------------     --------------
 ASSETS
  Cash and due from banks................................................... $      322,794     $      338,022
  Federal funds sold........................................................        172,781            258,351
                                                                             --------------     --------------
   Total cash and cash equivalents..........................................        495,575            596,373
  Investment securities held-to-maturity, estimated market
   value $000,000 ($342,065 in 1996)........................................        327,448            342,131
  Investment securities available-for-sale..................................      1,056,901          1,033,278
  Trading account securities................................................            166                196
  Loans and leases, net of unearned income..................................      3,498,562          3,278,688
  Allowance for possible loan and lease losses..............................        (59,532)           (52,575)
                                                                             --------------     --------------
   Net loans and leases.....................................................      3,439,030          3,226,113
  Bank premises and equipment, net..........................................        107,229            104,500
  Other real estate owned,
   net of allowance for possible losses of $95 ($87 in 1996)................          2,695              2,305
  Other assets..............................................................        228,670            225,887
                                                                             --------------     --------------
     Total assets........................................................... $    5,657,714     $    5,530,783
                                                                             ==============     ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Non-interest bearing transaction accounts................................. $      995,049     $      951,390
  Interest bearing transaction and savings accounts.........................      1,751,865          1,795,442
  Certificates of deposit $100,000 and over.................................        569,851            546,853
  Other time deposits.......................................................      1,585,440          1,521,456
                                                                             --------------     --------------
   Total deposits...........................................................      4,902,205          4,815,141
  Short-term borrowings.....................................................        178,096            177,453
  Other liabilities and deferred income taxes...............................         70,396             56,960
  Long-term debt............................................................          6,097              6,097
                                                                             --------------     --------------
   Total liabilities........................................................      5,156,794          5,055,651
  Stockholders' equity
   Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
   Common stock, $3 par value, 50,000,000 shares authorized,
    30,201,044 and 28,810,368 shares issued, respectively...................         90,603             86,431
   Capital surplus..........................................................        234,078            233,957
   Retained earnings........................................................        179,836            153,603
   Unrealized net gains (losses) on available-for-sale securities,
    net of income tax.......................................................         (3,597)             1,141
                                                                            --------------     --------------
    Total stockholders' equity..............................................        500,920            475,132
                                                                             --------------     --------------
     Total liabilities and stockholders' equity............................. $    5,657,714     $    5,530,783
                                                                             ==============     ==============
  See accompanying notes.

 FIRST COMMERCIAL CORPORATION                                                                 Unaudited
 CONSOLIDATED INCOME STATEMENTS                                                          Three Months Ended
 (Dollars in thousands, except per share data)                                                March 31,
                                                                                       ----------------------
                                                                                          1997        1996
                                                                                       ----------  ----------
 Interest income
    Loans and leases, including fees.................................................. $   76,977  $   71,641
    Short-term investments............................................................      1,885       1,459
    Investment securities-taxable.....................................................     18,514      17,126
                         -nontaxable..................................................      2,419       2,031
    Trading account securities........................................................         12          (8)
                                                                                       ----------  ----------
      Total interest income...........................................................     99,807      92,249
 Interest expense
    Interest on deposits..............................................................     39,074      37,353
    Short-term borrowings.............................................................      2,145       2,468
    Long-term debt....................................................................         93         121
                                                                                       ----------  ----------
      Total interest expense..........................................................     41,312      39,942
 Net interest income..................................................................     58,495      52,307
 Provision for possible loan and lease losses.........................................      2,201       1,529
                                                                                       ----------  ----------
      Net int inc after prov for possible loan and lease losses.......................     56,294      50,778
 Other income
    Trust department income...........................................................      3,109       3,070
    Mortgage servicing fee income.....................................................      9,271      10,998
    Broker-dealer operations income...................................................      1,223         908
    Service charges on deposit accounts...............................................      7,011       6,039
    Other service charges and fees....................................................      3,478       2,978
    Investment securities gains (losses), net.........................................         12          66
    Other real estate gains (losses), net.............................................       (331)         12
    Other.............................................................................      1,888       1,677
                                                                                       ----------  ----------
      Total other income..............................................................     25,661      25,748
 Other expenses
    Salaries, wages and employee benefits.............................................     25,437      23,986
    Net occupancy.....................................................................      3,324       2,990
    Equipment.........................................................................      3,402       3,103
    FDIC insurance....................................................................        (85)        307
    Amortization of mortgage servicing rights.........................................      4,173       5,064
    Other.............................................................................     16,322      16,380
                                                                                      ----------  ----------
      Total other expenses............................................................     52,573      51,830
 Income before income taxes...........................................................     29,382      24,696
 Income tax provision.................................................................     10,424       8,664
                                                                                       ----------  ----------
      Net income...................................................................... $   18,958  $   16,032
                                                                                       ==========  ==========
 Weighted average number of common shares outstanding
  during the period................................................................... 30,179,808  28,970,557
 Earnings per common share............................................................ $     0.63  $     0.55

  See accompanying notes.

 FIRST COMMERCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands, except per share data)
                                                                                Unrealized
                                         Preferred  Common             Retained  Gains and Treasury
                                           Stock     Stock    Surplus  Earnings  (Losses)    Stock     Total
                                         --------- --------- --------- --------- --------- --------- ---------
 Balance - January 1, 1996.............. $      -- $  82,030 $ 195,019 $ 154,356 $     854 $      -- $ 432,259
  Change in unrealized gains (losses),
   net of income taxes of $1,097........                                            (1,890)             (1,890)
  Net income............................                                  16,032                        16,032
  Cash dividends - $.20 per common share                                  (5,786)                       (5,786)
  Stock options exercised...............                  39       157                                     196
  Acquisition of equity interest of
   Security National Bank,
   253,154 shares.......................                 759     1,541     1,267       (12)              3,555
                                         --------- --------- --------- --------- --------- --------- ---------
 Balance - March 31, 1996............... $      -- $  82,828 $ 196,717 $ 165,869 $  (1,048)$      -- $ 444,366
                                         ========= ========= ========= ========= ========= ========= =========


 Balance - January 1, 1997.............. $      -- $  86,431 $ 233,957 $ 153,603 $   1,141 $      -- $ 475,132
  Change in unrealized gains (losses),
   net of income taxes of $2,681........                                            (4,953)             (4,953)
  Net income............................                                  18,958                        18,958
  Cash dividends - $.24 per common share                                  (7,249)                       (7,249)
  Stock options exercised...............                  85       111                                     196
  Purchase of treasury stock,
   87 shares............................                                                         (2)        (2)
  Purchase of minority shares of
   Springhill Bank & Trust Company,
   328 shares...........................                   1        10                            2         13
  Acquisition of equity interest of
   W.B.T. Holding Company, Inc.,
   1,361,952 shares.....................               4,086              14,524       215              18,825
                                         --------- --------- --------- --------- --------- --------- ---------
 Balance - March 31, 1997............... $      -- $  90,603 $ 234,078 $ 179,836 $  (3,597)$      -- $ 500,920
                                         ========= ========= ========= ========= ========= ========= =========

 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Three Months Ended
(Dollars in thousands)                                                                       March 31,
                                                                                     -----------------------
                                                                                        1997         1996
                                                                                     ----------   ----------
 OPERATING ACTIVITIES

 Net income......................................................................... $   18,958   $   16,032
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation......................................................................      2,806        2,641
  Amortization......................................................................      5,048        5,941
  Provision for possible loan and lease losses......................................      2,201        1,529
  Gain on investment securities available-for-sale..................................        (12)         (66)
  Loss (gain) on sale of equipment..................................................          4           (5)
  Loss (gain) on sale of other real estate..........................................         23         (267)
  Write downs of other real estate..................................................         12           17
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (133)        (351)
  Decrease (increase) in trading securities.........................................        171         (164)
  Net unrealized gain on trading securities.........................................          -           (2)
  Decrease in mortgage loans held for resale........................................      2,939       44,827
  Increase in income taxes payable..................................................      9,543        8,717
  Increase in interest and other receivables........................................       (384)        (947)
  Decrease in interest payable......................................................     (1,032)        (525)
  Reduction in other assets.........................................................      1,171            -
  Increase in accrued expenses......................................................      1,859        2,105
  Increase in prepaid expenses......................................................       (499)      (2,579)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................     42,675       76,903

 INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................          -       15,016
 Proceeds from maturing investment securities available-for-sale....................    205,926      231,918
 Proceeds from maturing investment securities held-to-maturity......................     68,413      154,577
 Purchases of investment securities available-for-sale..............................   (171,013)    (257,924)
 Purchases of investment securities held-to-maturity................................    (53,730)    (180,987)
 Purchase of institution, net of funds acquired.....................................     23,947        7,204
 Net increase in loans and leases...................................................    (44,447)     (20,342)
 Capital expenditures...............................................................     (2,839)      (1,996)
 Proceeds from sale of bank premises and equipment..................................        172        1,803
 Additions to purchased mortgage servicing rights and other assets..................          -       (1,060)
 Proceeds from sales of other real estate...........................................        546        1,159
                                                                                     ----------   ----------
  Net cash provided by (used in) investing activities...............................     26,975      (50,632)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                      Three Months Ended
(Dollars in thousands)                                                                       March 31,
                                                                                     -----------------------
                                                                                        1997         1996
                                                                                     ----------   ----------
 FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................   (162,680)    (163,965)
 Net increase (decrease) in time deposits...........................................       (356)      30,854
 Net decrease in short-term borrowings..............................................       (357)     (64,346)
 Purchase of treasury stock.........................................................         (2)           -
 Stock options exercised............................................................        196          196
 Cash dividends paid on common stock................................................     (7,249)      (5,786)
                                                                                     ----------   ----------
  Net cash used in financing activities.............................................   (170,448)    (203,047)

 Net decrease in cash and cash equivalents..........................................   (100,798)    (176,776)
 Cash and cash equivalents at the beginning of year.................................    596,373      540,298
                                                                                     ----------   ----------
  Cash and cash equivalents at end of period........................................ $  495,575   $  363,522
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997


1. There have been no significant changes in the accounting policies of the Company since December 31, 1996, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5, 6 and 7, which have had a material impact on the disclosures contained therein.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended. Any adjustments consist only of normal recurring accruals.

3. Cash payments for interest were approximately $42.3 million and $40.5 million for the first three months of 1997 and 1996, respectively. Cash payments for income taxes during the first three months of 1997 and 1996 were $900 thousand.

4. Aearth Development, Inc. v. First Commercial Bank, N.A.
   -------------------------------------------------------
   First Commercial Bank, N.A., a wholly owned subsidiary of Registrant, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for trebled damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertained to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On May 20, 1996, the Court entered a judgment against First Commercial Bank, N.A., in the amount of $15.2 million. Thereafter, on June 21, 1996, the Court granted a Motion for Remittitur and reduced the punitive damages awarded in the judgment by $7.0 million. Therefore, the final award was $8.2 million. On June 27, 1996, First Commercial Bank, N.A., filed a Notice of Appeal to the Supreme Court of Arkansas. Management of the Company and First Commercial Bank, N.A., intend to vigorously pursue the appeal. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that the judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part,

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997


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

5. On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company, Memphis, Tennessee, in exchange for 1,361,952 Company common shares. This transaction was accounted for as a pooling-of-interests. The results of W.B.T. Holding Company are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. W.B.T. Holding Company had approximately $267 million in assets, $181 million in loans, and $236 million in deposits.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary ("basic") earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the Company for the first quarter ended March 31, 1997, and March 31, 1996, would not have been material

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("Statement 129"), "Disclosure of Information about Capital Structure." Statement 129 consolidates existing guidance in Accounting Principles Board (APB) Opinion No. 10, "Omnibus Opinion 1966," APB Opinion No. 15, "Earnings Per Share," and Financial Accounting Standards No. 47, "Disclosure of Long-Lived Obligations," relating to disclosure about a company's capital structure. Statement 129 is required to be adopted on December 31, 1997. The Company believes Statement 129 will have no material impact on the Company's capital structure disclosures.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates fifteen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in Norman and Duncan, Oklahoma. The Company's consolidated assets at March 31, 1997, totaled approximately $5.7 billion.

    On January 31, 1997, through a joint venture with Arvest Bank Group of Bentonville, Arkansas, the Company purchased a 50% interest in Oklahoma National Bank of Duncan, Oklahoma, which had assets of $60 million, loans of $43 million, and deposits of $55 million. The transaction was accounted for as a purchase.

    On February 5, 1997, a definitive agreement was entered into whereby the Company will acquire First Central Corporation and its wholly owned subsidiary, First National Bank, Searcy, Arkansas, which has assets of $267 million, loans of $141 million and deposits of $235 million. The Company will issue approximately 1.65 million shares of its stock in exchange for all of the outstanding shares of First Central Corporation common stock. The transaction will be accounted for as a pooling-of-interests and is expected to close during the second quarter of 1997.

    On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company, Memphis, Tennessee, in exchange for 1,361,952 Company common shares. This transaction was accounted for as a pooling-of-interests. The results of W.B.T. Holding Company are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. W.B.T. Holding Company's wholly-owned subsidiary, United American Bank, which was merged into an existing affiliate of the Company, First Commercial Bank, N.A., Memphis, Tennessee, had approximately $267 million in assets, $181 million in loans, and $236 million in deposits.

    On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 145,478 Company common shares. This transaction was accounted for as a pooling-of-interests. The results of City National Bank will be included in the consolidated financial statements for 1997; however, prior period financial data will not been restated due to immateriality. City National Bank, which was merged into an existing affiliate of the Company, Tyler Bank and Trust Company, Tyler, Texas, had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

Financial Review
----------------

    The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.


Consolidated Earnings Summary

    Earnings of $0.63 per share in 1997's first quarter represented an increase of 15% from $0.55 per share during the same period in 1996. Net income for the three months ended March 31, 1997, was $19.0 million, up 18% from $16.0 million in 1996. The increase in net income reflects strong growth in net interest margin combined with tight controls over non-interest expense. A detailed explanation of these increases is included in the Net Interest Income, Non-Interest Income and Non-Interest Expense sections of the Financial Review.

    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first three months of 1997 and 1996 were 1.37% and 1.24%, respectively.

    The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first three months of 1997, the Company earned 15.37% on average common stockholders' equity compared with 14.74% for the first three months of 1996. The improvement seen in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of its capital, combined with strong earnings growth.


Net Interest Income

    Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $59.6 million in the first three months of 1997 compared to $53.2 million in the first three months of 1996. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.77% for the first three months of 1997, compared to 4.61% for the same period in 1996. The increase in net interest income and net interest margin resulted from stable returns on earning assets combined with a decrease in liability costs.

    Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the three months ended March 31, 1997 and 1996.

                        Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                       -----------------------
                                                                                         1997         1996
 (Dollars in thousands)                                                                ----------   ----------
 Interest income...................................................................... $   99,807   $   92,249
 Fully tax-equivalent adjustment......................................................      1,070          867
                                                                                       ----------   ----------
 Interest income - FTE................................................................    100,877       93,116
 Interest expense.....................................................................     41,312       39,942
                                                                                       ----------   ----------
 Net interest income - FTE                                                             $   59,565   $   53,174
                                                                                       ==========   ==========
 Yield on earning assets - FTE........................................................      8.08%        8.07%
 Cost of interest bearing liabilities.................................................      4.08%        4.21%
 Net interest spread - FTE............................................................      4.00%        3.86%
 Net interest margin - FTE............................................................      4.77%        4.61%

    The following schedule details rate sensitive assets and liabilities at March 31, 1997. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                        Interest Rate Sensitivity Period
 (Dollars in thousands)           ----------------------------------------------------------------------------
                                    0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                     Days       Days       Days       Days      Years      Years      Total
                                  ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Earning assets:
  Short-term investments..........$  172,781 $       -- $       -- $       -- $       -- $       -- $  172,781
  Trading account securities......       166         --         --         --         --         --        166
  Taxable investment securities...   167,734    132,835    133,826    127,735    596,956     39,247  1,198,333
  Tax-exempt investment securities     2,848      2,512      4,787     14,930     92,427     68,512    186,016
  Loans and leases................   859,321    267,388    330,364    522,373  1,186,838    332,278  3,498,562
                                  ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Total earning assets............ 1,202,850    402,735    468,977    665,038  1,876,221    440,037  5,055,858

 Interest bearing liabilities:
  Savings and NOW accounts........ 1,044,221         --         --         --         --         --  1,044,221
  Money market accounts...........   707,644         --         --         --         --         --    707,644
  Other time deposits.............   294,638    415,473    522,189    523,937    379,911     19,143  2,155,291
  Short-term borrowings...........   178,096         --         --         --         --         --    178,096
  Long-term debt..................     1,071         --         --          2      5,007         17      6,097
                                  ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Total interest bearing
   liabilities.................... 2,225,670    415,473    522,189    523,939    384,918     19,160  4,091,349

  Interest rate
   sensitivity gap................(1,022,820)   (12,738)   (53,212)   141,099  1,491,303    420,877

  Cumulative interest rate
   sensitivity gap................(1,022,820)(1,035,558)(1,088,770)  (947,671)   543,632    964,509

  Cumulative rate sensitive assets
   to rate sensitive liabilities..     54.0%      60.8%      65.6%      74.3%     113.3%     123.6%

  Cumulative gap as a percentage
   of earning assets..............    (20.2%)    (20.5%)    (21.5%)    (18.7%)     10.8%      19.1%

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

Non-Interest Income

    In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, broker-dealer operations, and other service charges and fees. For the first three months of 1997 and 1996, non-interest income totaled $25.7 million. During late 1995 and early 1996, the Company's mortgage subsidiary made several large loan servicing rights acquisitions which brought the Company's total servicing portfolio at March 31, 1996, to $8.0 billion. This compares to a $7.1 billion total servicing portfolio at March 31, 1997. This was the reason the Company experienced a decrease in fee income from mortgage servicing activities. Excluding the other real estate and investment securities gains and losses, the effect of lower fees from mortgage servicing activities, and the 1997 first quarter acquisition of W.B.T. Holding Company, non-interest income increased $1.7 million, which represented an increase from 1996's first quarter of 11%. The primary contributor to this increase was an increase in service charges and fee income due to an increase in the Company's deposit base. The following table summarizes non-interest income for the three months ended March 31, 1997 and 1996.

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                          ------------------------------------
                                                                             1997        1996       % Change
                                                                          ----------  ----------   -----------
 Trust department income................................................. $    3,109  $    3,070        1.27%
 Mortgage servicing fee income...........................................      9,271      10,998      (15.70)
 Broker-dealer operations income.........................................      1,223         908       34.69
 Service charges on deposits.............................................      7,011       6,039       16.10
 Other service charges and fees..........................................      3,478       2,978       16.79
 Investment securities gains (losses), net...............................         12          66      (81.82)
 Other real estate gains (losses), net...................................       (331)         12    (2858.83)
 Other income............................................................      1,888       1,677       12.58
                                                                          ----------  ----------
 Total non-interest income............................................... $   25,661  $   25,748       (0.34)%
                                                                          ==========  ==========

Non-Interest Expense

    Non-interest expenses consist of salaries and benefits, occupancy, equipment and other expenses such as legal, postage, etc., necessary for the operation of the Company. Management is committed to controlling the level of non-interest expenses through improved efficiency and consolidation of certain activities to achieve economies of scale. It is expected that these efforts will further improve the Company's efficiency ratio during the remainder of 1997 and future years.

    Non-interest expenses were $52.6 million for the first three months of 1997 compared to $51.8 million for the first three months of 1996. In the first quarter of 1997, the Company recorded $1.1 million in non-recurring expenses relating to operating losses, merger expenses and medical benefit expenses.

In the first quarter of 1996, the Company recorded $1.8 million in non-recurring expenses relating to legal matters. Excluding the effect of the non-recurring expense items, the 1997 first quarter acquisition of W.B.T. Holding Company, and the expenses associated with intangible amortization and FDIC insurance, non-interest expense increased $1.3 million, which represented an increase from 1996's first three months of 3%. The following table summarizes non-interest expenses for the three months ended March 31, 1997 and 1996.

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                          ------------------------------------
                                                                             1997        1996       % Change
                                                                          ----------  ----------   -----------
 Salaries, wages and employee benefits................................... $   25,437  $   23,986        6.05%
 Net occupancy...........................................................      3,324       2,990       11.17
 Equipment...............................................................      3,402       3,103        9.64
 FDIC Insurance..........................................................        (85)        307     (127.69)
 Amortization of mortgage servicing rights...............................      4,173       5,064      (17.59)
 Other expenses..........................................................     16,322      16,380       (0.35)
                                                                          ----------  ----------
 Total non-interest expenses............................................. $   52,573   $  51,830        1.43%
                                                                          ==========  ==========

    An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding securities and other real estate gains and losses. The Company's ratio decreased from 55.9% for the first three months of 1996 to 54.4% in the first three months of 1997. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The 1996 efficiency ratio reached the Company's long-term goal of 57%. Management has reviewed trends in the financial services industry and set a new efficiency ratio goal of 54%.


Income Taxes

    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 35.5% for the first three months of 1997 and 35.1% for the first three months of 1996.


Loan and Lease Portfolio

    At March 31, 1997, the Company's loan and lease portfolio, net of unearned income, totaled $3.5 billion, as compared to a $3.3 billion loan portfolio at December 31, 1996. Excluding the Company's first quarter 1997 acquisition of W.B.T. Holding Company, the Company's loan and lease portfolio experienced an increase of $38.6 million, or 1%, during the first three months of 1997.

    The Company has continued its policy of conservative lending thereby avoiding significant risk areas, such as out of territory lending and highly leveraged transactions. This has been and will remain the philosophy of Company management. In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.


Provision and Allowance for Possible Loan and Lease Losses

    The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of March 31, 1997, the allowance for possible loan and lease losses equaled $59.5 million or 1.70% of total loans and leases.
Comparatively, the allowance for possible for loan and lease losses amounted to $52.6 million or 1.60% of total loans and leases at December 31, 1996. The provision for possible loan and lease losses amounted to $2.2 million in the first three months of 1997 as compared to $1.5 million in the first three months of 1996.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past seven years. At March 31, 1997, the Company's ratio was 177.05%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $1.77 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1996, was 215.64%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 185.33% at March 31, 1997, compared to 259.57% at December 31, 1996. Excluding the impact of the W.B.T. Holding Company first quarter 1997 merger mentioned previously, these ratios at March 31, 1997, would have been 201.62% and 213.58%, respectively. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                                      Annualized Three Months
                                          Ended March 31,              For the Years Ended December 31,
                                      -----------------------    --------------------------------------------
                                               1997                1996     1995     1994     1993     1992
                                      -----------------------    -------- -------- -------- -------- --------
 Net loan and lease losses sustained
  to average loans and leases                  0.22%               0.20%    0.08%    0.04%    0.16%    0.52%

 Allowance for possible loan and lease
  losses to total loans and leases             1.70%               1.60%    1.60%    1.79%    2.19%    2.15%

 Non-performing loans to total
  loans and leases                             0.96%               0.74%    0.54%    0.52%    0.72%    0.86%


    Although asset quality remained relatively stable during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and accordingly, this area has the largest allocation of the reserve for loan and lease losses. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through an aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 27% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 33 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.


Liquidity

    Long-term liquidity is a function of a large core deposit base and a strong capital position. Core deposits, which consist of total deposits less certificates of deposit of $100,000 and over, represent the Company's largest and most important funding source. The capital position of the Company is a result of internal generation of capital and earnings retention. The Company manages dividends to retain sufficient capital for long-term liquidity and growth. Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity. As can be seen from the accompanying table, the Company's ratios have increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, the Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide several alternatives for future financing and long-term liquidity needs.

                                                    For the Three Months
                                                       Ended March 31,       For the Years Ended December 31,
                                                    --------------------   ------------------------------------
                                                            1997              1995         1994         1993
                                                    --------------------   ----------   ----------   ----------
 Average loans and leases to average deposits.......       71.03%             70.38%       69.29%       61.76%

 Average loans and leases to average core deposits..       80.40%             79.08%       76.88%       67.83%

    Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $33.0 million in the first three months of 1997. During the fourth quarter of 1996 average short-term borrowings exceeded average short-term investments by $4.6 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.


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

    At March 31, 1997, the Company's equity to asset ratio was 8.85% compared to 8.59% at December 31, 1996. At March 31, 1997, the Company's leverage, tier 1 and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

                                 Regulatory     March 31,  December 31, September 30,  June 30,     March 31,
                                   Minimum        1997         1996         1996         1996         1996
                                 -----------  ------------ ------------ ------------ ------------ ------------
 Leverage ratio..................    3.00%        8.27%        8.07%        7.98%        7.86%        7.66%
 Tier 1 risk-based capital ratio.    4.00%       12.44%       11.83%       11.48%       11.52%       11.34%
 Total risk-based capital ratio..    8.00%       13.23%       12.62%       12.28%       12.32%       12.15%

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


Dividend Policy

    The Company's long-term dividend policy has been to pay between 35% and 40% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. In October 1996, the Company increased its dividend rate for the tenth consecutive year, bringing the annual dividend rate to $.96 per share.

    The dividend payout ratios for the past three years were 35.34% in 1996, 35.77% in 1995, and 33.97% in 1994. The Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter.

                           PART II. OTHER INFORMATION

    On April 15, 1997, in the annual meeting of the Company's shareholders, the shareholders elected six (6) directors. The individuals elected and the votes received were as follows:

            Nominee                  For           Against
  ---------------------------   -------------   -------------
   William H. Bowen               24,429,608          99,512
   Peggy Clark                    24,425,458         103,662
   Robert G. Cress                24,425,571         103,549
   Cecil W. Cupp, Jr.             24,416,543         112,577
   Walter E. Hussman, Jr.         23,383,564       1,145,556
   Sam C. Sowell                  24,423,509         105,611

    The shareholders also approved and ratified the adoption of the 1997 Incentive Stock Plan. 23,591,837 shares were voted in favor of the amendment, 370,549 shares were voted against the amendment, and 566,734 shares were not voted.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        10   1997 Incentive Stock Plan.

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        Registrant did not file any reports on Form 8-K during the first quarter of 1997.

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  May 13, 1997

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------

           10            1997 Incentive Stock Plan.

           27            Financial Data Schedule.