Form 10-Q
period 1997-06-30
FIRST COMMERCIAL CORP
filed 1997-08-14
CIK 316769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                            --------------------------
                                      FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


              Class                       Outstanding at June 30, 1997
---------------------------------------    -----------------------------
Common Stock, $3.00 par value per share              33,774,337

                                  TABLE OF CONTENTS

    Item                                                            Page
    ----                                                            ----

                      PART I - FINANCIAL INFORMATION

   1.      Financial Statements   (Unaudited)........................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  11

                        PART II - OTHER INFORMATION


   6.      Exhibits and Reports on Form 8-K..........................  22


Signatures...........................................................  22

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                            Unaudited
CONSOLIDATED BALANCE SHEETS                     June 30,      December 31,
(Dollars in thousands, except par value)    --------------    --------------
                                                 1997               1996
                                            --------------    --------------

ASSETS
 Cash and due from banks.................   $  382,653        $    360,374
 Federal funds sold......................      174,668             281,831
                                           ------------      -------------
  Total cash and cash equivalents.........     557,321             642,205
 Investment securities held-to-maturity,
  estimated market value $452,281 ($431,649
  in 1996)............................         455,901             453,108
 Investment securities available-for-
  sale..................................     1,039,821           1,066,365
 Trading account securities.............           147                 196
 Loans and leases, net of unearned
  income................................     4,203,089           3,884,475
 Allowance for possible loan and lease
  losses................................       (69,866)            (61,626)

                                          ------------       -------------
  Net loans and leases..................     4,133,223           3,822,849
 Bank premises and equipment, net.......       128,591             123,575
 Other real estate owned, net of allow for
  poss losses of $60 ($87 in 1996)               3,496               2,398
 Other assets...........................       231,686             239,898
                                          ------------       -------------
    Total assets........................  $  6,550,186        $  6,350,594
                                          ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction
  accounts..............................  $  1,060,996        $  1,006,461
 Interest bearing transaction and savings
  accounts..............................     1,898,015           1,922,587
 Certificates of deposit $100,000 and
  over..................................       647,345             676,045
 Other time deposits....................     2,053,357           1,926,236
                                          ------------        ------------
  Total deposits.........................    5,659,713           5,531,329

 Short-term borrowings...................      237,272             200,342
 Other liabilities and deferred income
  taxes..................................       65,350              66,080
 Long-term debt..........................       13,376              24,184
                                          ------------        ------------
  Total liabilities......................    5,975,711           5,821,935
 Stockholders' equity
  Preferred stock, $1 par value, 400,000
   shares authorized, none issued........       --                   --
  Common stock, $3 par value, 50,000,000
   shares authorized, 33,774,337 and
   32,222,620 shares issued, respectively..    101,323               96,668
  Capital surplus..........................    262,142              260,602
  Retained earnings........................    211,064              170,327
  Unrealized net gains (losses) on available-
   for-sale securities, net of income tax....      (54)               1,062

                                            -----------        ------------
   Total stockholders' equity.............      574,475             528,659
                                            -----------        ------------
    Total liabilities and stockholders'
      equity............................... $ 6,550,186         $ 6,350,594
                                            ===========         ===========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED INCOME STATEMENTS              Unaudited           Unaudited
(Dollars in thousands, except per      Three Months Ended    Six Months Ended
   share data)                              June 30,               June 30,
                                          ------------           ----------

                                         1997      1996       1997      1996
                                        ------    ------     ------    ------
Interest income
  Loans and leases, including fees. $  94,762  $  85,127  $ 186,067  $  168,963
  Short-term investments...........     2,048      1,666      4,235       3,303
  Investment securities-taxable....    20,763     19,402     41,504      38,146
                       -nontaxable.     2,576      2,214      5,197       4,421
  Trading account securities.......        (3)        10          9           1
                                      --------   --------  --------    --------
     Total interest income             120,146    108,419   237,012     214,834
Interest expense
  Interest on deposits.............     48,459     45,367    96,642      90,742
  Short-term borrowings............      2,643      2,255     5,142       4,977
  Long-term debt...................        301        380       720         785
                                      --------   --------  --------    --------
     Total interest expense........     51,403     48,002   102,504      96,504
Net interest income................     68,743     60,417   134,508     118,330
Provision for possible loan and
  lease losses.....................      2,990      2,044     5,770       3,867
                                     ---------   ---------  -------    --------
     Net int inc after prov for
       possible loan and lease losses   65,753     58,373   128,738     114,463
Other income
  Trust department income..........      3,189      3,060     6,394       6,196
  Mortgage servicing fee income....      9,222     10,956    18,653      22,136
   Broker-dealer operations income.      1,069        989     2,310       1,905
   Service charges on deposit
     accounts......................      8,133      7,087    15,981      13,789
   Other service charges and fees..      4,076      3,414     7,931       6,659
   Investment securities gains
     (losses), net.................        (12)        20        (2)         90
   Other real estate gains (losses),
     net...........................       (532)      (351)     (874)      (366)
   Other...........................      1,740      2,044     3,675       3,746
                                      ---------  --------   -------   ---------
     Total other income............     26,885     27,219    54,068      54,155
Other expenses
  Salaries, wages and employee
    benefits.......................     27,267     25,995    55,133      51,979
   Net occupancy...................      3,830      3,461     7,562       6,749
   Equipment.......................      3,903      3,500     7,676       6,870
   FDIC insurance..................         49        240       (9)         550
   Amortization of mortgage
     servicing rights..............      4,168      5,100     8,341      10,164
   Other...........................     17,673     18,100    35,459      35,515
                                      --------   --------   -------    --------
     Total other expenses..........     56,890     56,396   114,162     111,827

   Income before income taxes......     35,748     29,196    68,644      56,791
   Income tax provision............     13,536     10,306    25,149      19,943
                                      --------   --------   --------   --------
     Net income....................  $  22,212  $  18,890  $  43,495  $  36,848
                                     =========  =========  =========  =========
Weighted average number of common
  shares outstanding during the
  period........................... 33,764,829 32,366,382 33,751,259 32,374,595
Earnings per common share..........$      0.66 $     0.58 $     1.29 $     1.14

  See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY
(Dollars in thousands, except per share data)

                                                     Unrealized
               Preferred  Common           Retained  Gains and  Treasury
                 Stock     Stock  Surplus  Earnings  (Losses)     Stock  Total
                -------  -------  -------   -------   -------   -------  -----

Balance -
 January 1, 1996  $ --    $ 92,267 $221,664 $165,279  $    950  $ --  $480,160
 Change in
  unrealized gains
  (losses), net of
  income taxes of
  $3,033........                                        (5,633)         (5,633)
 Net income.....                              36,848                    36,848
 Cash dividends -
  $.36 per common
  share.........                             (11,494)                  (11,494)
 Stock options
  exercised.....               138     350                                 488
 Purchase of
  treasury stock,
  45,382 shares.                                                (1,414) (1,414)
Purchase of minority
 shares of Springhill
 Bank & Trust Company,
 971 shares.........                    12                          17      29
Acquisition of equity
 interest of Security
 National Bank,
 253,154 shares......          759    1,541    1,267     (12)            3,555
                       ----- -----  ------   -------  --------  -------  -----
Balance -
 June 30, 1996...... $ --  $93,164 $223,567 $191,900 $(4,695) $(1,397) $502,539
                     ====  ======= =======  ======== ======== ======== ========

Balance -
 January 1, 1997.... $ --  $96,668 $260,602 $170,327 $ 1,062  $  --    $528,659
Change in unrealized
 gains (losses), net
 of income taxes of
 $717...............                                  (1,331)           (1,331)
 Net income.........                          43,495                     43,495
 Cash dividends -
   $.52 per common
   share                                     (17,400)                  (17,400)
 Stock options
  exercised.........           130      215                                 345

 Purchase of
  treasury stock,
  175 shares.........                                               (3)     (3)
 Common stock
  issued, 1,400
  shares.............            2       28                          1       31
 Purchase of minority
  shares of Springhill
  Bank & Trust Company,
  328 shares..........           1       10                          2       13
 Acquisition of equity
  interest of W.B.T.
  Holding Company, Inc.,
  1,361,952 shares.....      4,086            14,628     215             18,929
 Acquisition of equity
  interest of City
  National Bank 145,478
  shares................       436    1,287       14                      1,737

                       ----  -----   -----  -------   -------   -----   ------
Balance -
 June 30, 1997....... $ -- $101,323 $262,142 $211,064 $  (54)  $  --  $574,475
                      ==== ======== ======== ======== ======== ====== =========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                          Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOW              Six Months Ended
                                                       June 30,
                                                  ------------------
(Dollars in thousands)                             1997       1996
                                                  -------    -------
OPERATING ACTIVITIES

 Net income................................     $  43,495   $  36,848
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization............        16,763      18,086
  Provision for possible loan and lease
   losses..................................         5,770       3,867
  Loss (gain) on investment securities
   available-for-sale......................             2         (90)
  Gain on sale of equipment................           (33)        (24)
  Loss (gain) on sale of other real estate.            75        (323)
  Write downs of other real estate.........           162          91
  Equity in undistributed earnings of
   unconsolidated subsidiary...............          (613)       (701)
  Decrease (increase) in trading
   securities..............................           190        (105)
  Net unrealized gain on trading
   securities..............................            --          (2)
  Decrease in mortgage loans held for
   resale..................................         4,966      70,954
  Decrease in income taxes
   payable.................................        (1,407)     (3,951)
  Increase in interest and other
   receivables.............................          (654)     (2,033)
  Decrease in interest payable.............        (2,209)     (1,098)
  Reduction in other assets................         7,691         --
  Increase (decrease) in accrued expenses..        (1,022)      7,859
  Decrease (increase) in prepaid expenses..           312      (1,292)
                                                 --------    --------
   Net cash provided by operating
    activities.............................        73,488     128,086

INVESTING ACTIVITIES

 Proceeds from sales of investment
  securities available- for-sale...........         5,533      40,114
 Proceeds from maturing investment
  securities available-for-sale............       406,649     518,907
 Proceeds from maturing investment
  securities held-to-maturity..............       362,863     314,709
 Purchases of investment securities
  available-for-sale.......................      (319,481)   (585,193)
 Purchases of investment securities
  held-to-maturity.........................      (365,656)   (336,139)
 Purchase of institution, net of funds
  acquired.................................        27,979       7,233

 Net increase in loans and leases..........      (118,293)   (139,626)
 Capital expenditures......................        (7,403)     (7,474)
 Proceeds from sale of bank premises and
  equipment................................         1,042       2,405
 Additions to purchased mortgage servicing
  rights and other assets..................           --       (8,746)
 Proceeds from sales of other real estate..         1,285       1,908
                                                 --------    --------
  Net cash used in investing activities....        (5,482)   (191,902)

FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW
  accounts, and savings accounts...........      (147,709)  (128,731)
 Net increase (decrease) in time deposits..       (10,706)    91,496
 Net increase (decrease) in short-term
  borrowings...............................        33,360    (68,887)
 Proceeds from long-term borrowings........          --       10,109
 Repayment of long-term debt...............       (10,808)    (1,072)
 Proceeds from issuance of common stock....            31        --
 Purchase of treasury stock................            (3)    (1,414)
 Stock options exercised...................           345        488
 Cash dividends paid on common stock.......       (17,400)   (11,494)
                                                 --------   --------
  Net cash used in financing activities....      (152,890)  (109,505)

 Net decrease in cash and cash equivalents.       (84,884)  (173,321)
 Cash and cash equivalents at the
  beginning of year........................       642,205    571,363
                                                 --------   --------
  Cash and cash equivalents at end of
   period..................................     $ 557,321  $ 398,042
                                                =========  =========

 See accompanying notes.

                     FIRST COMMERCIAL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997


1. There have been no significant changes in the accounting policies of the Company since December 31, 1996, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5, 6 and 7, which have had a material impact on the disclosures contained therein.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, and the results of operations and changes in cash flows for the six months then ended. Any adjustments consist only of normal recurring accruals.

3. Cash payments for interest were approximately $104.7 million and $97.6 million for the first six months of 1997 and 1996, respectively. Cash payments for income taxes during the first six months of 1997 and 1996 were approximately $26.2 million and $24.2 million, respectively.

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

5. On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company, Memphis, Tennessee, in exchange for 1,361,952 Company common shares. This transaction was accounted for as a pooling of interests. The results of W.B.T. Holding Company are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality.
   W.B.T. Holding company had approximately $267 million in assets, $181 million in loans, and $236 million in deposits.

6. On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 145,478 shares of Company common stock. The transaction was accounted for as a pooling of interests. The results of City National Bank are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. City National Bank had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

7. On May 15, 1997, the Company acquired all of the outstanding common stock of Southwest Bancshares, Inc., Jonesboro, Arkansas, in exchange for 3,412,252 shares of the Company's common stock. The transaction was accounted for as a pooling of interests and, accordingly, 1997 and all prior period financial information has been restated to include this acquisition. Southwest Bancshares, Inc., had approximately $847 million in assets, $610 million in loans, and $741 million in deposits.

8. In February 1997, the Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
   Under the new requirements for calculating primary ("basic") earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the Company for the six months ended June 30, 1997, and June 30, 1996, would not have been material.

9. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("Statement 129"),
   "Disclosure of Information about Capital Structure."   Statement 129
   consolidates existing guidance in Accounting Principles Board (APB) Opinion No. 10, "Omnibus Opinion 1966," APB Opinion No. 15, "Earnings Per Share," and Financial Accounting Standards No. 47, "Disclosure of

   Long-Lived Obligations," relating to disclosure about a company's capital structure. Statement 129 is required to be adopted on December 31, 1997. The Company believes Statement 129 will have no material impact on the Company's capital structure disclosures.

10. On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, in exchange for 1,649,963 Company common shares. This transaction was accounted for as a pooling of interests; therefore, effective with third quarter reporting, all financial data will be restated to include this acquisition. First Central Corporation was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits. The impact of this acquisition on the Company's results of operations for the six months ended June 30, 1997, is immaterial.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

First Commercial Corporation ("Registrant" or the "Company" ) is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates seventeen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in the state of Oklahoma. The Company's consolidated assets at June 30, 1997, totaled approximately $6.6 billion.

On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 145,478 shares of Company common stock. The transaction was accounted for as a pooling of interests. The results of City National Bank are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. City National Bank had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

On May 15, 1997, the Company acquired all of the outstanding common stock of Southwest Bancshares, Inc., Jonesboro, Arkansas, ("SWB") in exchange for 3,412,252 Company common shares. This transaction was accounted for as a pooling of interests; therefore, all financial data has been restated to include this acquisition. SWB was the parent of First Bank of Arkansas, Jonesboro, Arkansas; First Bank of Arkansas, Russellville, Arkansas; and First Bank of Arkansas, Searcy, Arkansas. SWB had approximately $847 million in assets, $610 million in loans and $741 million in deposits.

On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, ("First Central") in exchange for 1,649,963 Company common shares. This transaction was accounted for as a pooling of interests; therefore, effective with third quarter reporting, all financial data will be restated to include this acquisition. First Central was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits.

The SWB and First Central acquisitions resulted in excess market share for the Company in the Russellville and Searcy, Arkansas, markets, thereby prompting regulatory authorities to require divestiture in order to bring the market share within prescribed guidelines. On August 1, 1997, the Company completed the sale of

First Bank of Arkansas, Russellville, and First Bank of Arkansas,
Searcy, to Simmons First National Corporation, Pine Bluff,
Arkansas, for a total cash price of $53 million. This transaction produced an after-tax gain of $15.6 million, or approximately $0.44 per share, which will be reported during the third quarter as an extraordinary item.

Financial Review
----------------

The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.


Consolidated Earnings Summary

Earnings of $0.66 per share in second quarter 1997 represented an increase of 14% from $0.58 per share during the same period in 1996. Net income for the three months ended June 30, 1997, was $22.2 million, up 18% from $19.0 million in 1996. Earnings of $1.29 per share in 1997's first six months represented an increase of 13% from $1.14 per share during the same period in 1996. Net income for the six months ended June 30, 1997, was $43.5 million, up 18% from $36.8 million in 1996. The increase in net income reflects strong growth in net interest margin combined with tight controls over non-interest expense.
During the second quarter of 1997, the Company recorded a non-recurring accrual for additional income tax expense of approximately $0.03 per share. A detailed explanation of these increases is included below under the headings "Net Interest Income," "Non-Interest Income" and "Non-Interest Expense."

When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first six months of 1997 and 1996 were 1.35% and 1.24%, respectively.

The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first six months of 1997, the Company earned 15.58% on average common stockholders' equity compared with 15.04% for the first six months of 1996. The Company's continued improvement in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of its capital, combined with strong earnings growth.

Net Interest Income

Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $136.9 million in the first six months of 1997 compared to $120.3 million in the first six months of 1996.

Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.69% for the first six months of 1997, compared to 4.50% for the same period in 1996. The increase in net interest income and net interest margin resulted from increased returns on earning assets combined with a decrease in liability costs.

Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the second quarter and first six months of 1997 and 1996.


     Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                            For the Three Months        For the Six Months
                                Ended June 30,             Ended June 30,
(Dollars in thousands)        -------------------        -----------------
                               1997       1996           1997       1996
                             --------   --------       --------   --------
Interest income.........    $ 120,146   $ 108,419    $ 237,012   $ 214,834
Fully tax-equivalent
 adjustment.............        1,148         980        2,344       1,950
                             --------    --------     --------   ---------
Interest income - FTE...      121,294     109,399      239,356     216,784
Interest expense........       51,403      48,002      102,504      96,504
                             --------    --------     --------   ---------
Net interest income - FTE   $  69,891   $  61,397    $ 136,852   $ 120,280
                            =========   =========    =========   =========
Yield on earning
  assets - FTE............      8.27%       8.10%        8.21%       8.11%
Cost of interest bearing
  liabilities  ...........      4.31%       4.30%        4.29%       4.34%
Net interest spread - FTE.      3.96%       3.80%        3.92%       3.77%
Net interest margin - FTE.      4.77%       4.54%        4.69%       4.50%


The following schedule details rate sensitive assets and liabilities at June 30, 1997. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.



(Dollars in thousands)
                                          Interest Rate Sensitivity Period
                           -------------------------------------------------------------------------
                           0 - 30     31 - 90    91 - 180   181 - 365    1 to 5     Over 5
                            Days        Days       Days        Days      Years       Years      Total
                           -------     -------     --------   --------   -------    --------  ---------
Earning assets:
 Short-term investments.. $  174,668  $     --   $     --     $     --   $    --   $     --   $  174,668
 Trading account
  securities.............        147        --         --           --        --         --          147
 Taxable investment
  securities.............    173,623     111,634    140,789      146,836    668,803    46,373  1,288,057
 Tax-exempt investment
  securities.............      2,457       3,683      6,617       14,907    107,166    72,917    207,747
 Loans and leases........    942,527     359,845    421,994      697,269  1,429,794   351,660  4,203,089
                           ---------   ---------  ---------    ---------  ---------- --------  ---------
 Total earning assets....  1,293,422     475,162    569,400      859,011  2,205,763   470,950  5,873,708

Interest bearing
 liabilities:
 Savings and NOW accounts  1,147,924        --         --           --        --         --    1,147,924
 Money market accounts...    750,090        --         --           --        --         --      750,090
 Other time deposits.....    427,322     530,936    575,660      679,567    478,444     8,773  2,700,702
 Short-term borrowings...    237,272        --         --           --        --         --      237,272
 Long-term debt..........         80         157        233          455      4,572     8,950     14,447
                            ---------   --------   --------     -------- ----------   -------  ---------
 Total interest bearing
  liabilities............  2,562,688     531,093    575,893      680,022    483,016    17,723  4,850,435

 Interest rate
  sensitivity gap........ (1,269,265)    (55,931)    (6,493)     178,990  1,722,747   453,227
 Cumulative interest
  rate sensitivity gap... (1,269,265) (1,325,197) (1,331,690) (1,152,700)   570,046 1,023,274

 Cumulative rate
  sensitive assets to
  rate sensitive
  liabilities............       50.5%      57.2%       63.7%       73.5%     111.8%    121.1%

 Cumulative gap as a
  percentage of earning
  assets.................      (21.6%)    (22.6%)     (22.7%)      (19.6%)      9.7%     17.4%


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

Non-Interest Income

In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are mortgage servicing, trust services, service charges on deposit accounts, and other service charges and fees. For the first six months of 1997, non-interest income totaled $54.1 million compared to $54.2 million for the first six months of 1996. During late 1995 and early 1996, the Company's mortgage subsidiary made several large loan servicing rights acquisitions which brought the company's total servicing portfolio at June 30, 1996, to $7.8 billion. This compares to a $6.9 billion total servicing portfolio at June 30, 1997, resulting in a decrease in fee income from mortgage servicing activities. Excluding the other real estate and investment securities gains and losses, the effect of lower fees from mortgage servicing activities, non-recurring gains on the sale of assets, and the acquisitions of W.B.T. Holding Company ("WBT") and City National Bank ("CNB"), which were not restated for 1996, non-interest income increased
$2.2 million, or 6.4%. The primary contributors to this increase were service charges and fee income due to growth in the Company's deposit base. The following table summarizes non-interest income for the second quarter and first six months of 1997 and 1996.


(Dollars in thousands)

                              For the Three Months       For the Six Months
                                 Ended June 30,             Ended June 30,
                             ---------------------      --------------------
                            1997     1996    %Change   1997    1996    % Change
                            ----     ----    -------   ----    -----   --------

Trust department income.. $ 3,189   $ 3,060   4.22%   $ 6,394  $ 6,196  3.20%
Mortgage servicing fee
 income..................   9,222    10,956 (15.83)    18,653   22,136 (15.73)
Broker-dealer operations
 income..................   1,069       989   8.09      2,310    1,905  21.26
Service charges on
  deposits...............   8,133     7,087  14.76     15,981   13,789  15.90
Other service charges
 and fees................   4,076     3,414  19.39      7,931    6,659  19.10
Investment securities
 gains (losses), net.....     (12)       20 (160.00)       (2)      90 (102.22)
Other real estate gains
 (losses), net...........    (532)     (351) (51.57)     (874)   (366) (138.80)
Other income.............   1,740     2,044  (14.87)    3,675   3,746     1.90
                          -------    -------           -------  ------
Total non-interest
 income...............     26,885    27,219  (1.23)%  $54,068  $54,155  (0.16)%
                           ======    ======           =======  =======

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

Non-interest expenses were $114.2 million for the first six months of 1997 compared to $111.8 million for the first six months of 1996. In the first six months of 1997, the Company recorded $1.4 million in non-recurring expenses relating to operating losses, merger expenses, and medical benefit expenses. In the first six months of 1996, the Company recorded $3.0 million in non-recurring expenses relating to legal matters. Excluding the effect of the non-recurring expense items, the WBT and CNB acquisitions, and the expenses associated with intangible amortization and FDIC insurance, non-interest expense increased only 0.08%.

The Company is currently developing plans to ensure that its systems will operate properly in the year 2000. Management is developing a cost estimate, which is anticipated not to exceed $0.10 per share after tax.

The following table summarizes non-interest expenses for the second quarter and first six months of 1997 and 1996.


(Dollars in thousands)

                        For the Three Months             For the Six Months
                           Ended June 30,                    Ended June 30,
                        -------------------             --------------------
                        1997      1996   % Change    1997     1996    % Change
                        ----      ----    -------    ----     ----    --------

Salaries, wages and
  employee benefits.. $ 27,267  $ 25,995   4.89%   $ 55,133  $ 51,979    6.07%
Net occupancy........    3,830     3,461  10.66       7,562     6,749   12.05
Equipment............    3,903     3,500  11.51       7,676     6,870   11.73
FDIC Insurance.......       49       240 (79.58)         (9)      550 (101.64)
Amortization of
 mortgage servicing
 rights..............    4,168     5,100 (18.27)      8,341    10,164  (17.94)
Other expenses.......   17,673    18,100   2.36      35,459    35,515   (0.16)
                       -------   -------             ------    ------
Total non-interest
 expenses............ $ 56,890  $ 56,396   0.88    $114,162   $111,827   2.09%
                      ========  ========           ========   ========

An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 55.41% for the first six months of 1996 to 53.71% in the first six months of 1997. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The 1996 efficiency ratio reached the Company's long-term goal of 57%. Management set a new efficiency ratio goal of 54%, which was achieved in the second quarter. This goal will be re-evaluated continuously as the financial services industry changes.

Income Taxes

The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 36.6% for the first six months of 1997 and 35.1% for the first six months of 1996. Excluding the non-recurring accrual discussed previously, the effective tax rate was 35.1% for the first six months of 1997.

Loan and Lease Portfolio

At June 30, 1997, the Company's loan and lease portfolio, net of unearned income, totaled $4.2 billion, as compared to a $3.9 billion loan portfolio at December 31, 1996. Excluding the Company's acquisitions of WBT and CNB, the loan and lease portfolio increased approximately 3% during the first six months of 1997.

The Company has continued its policy of conservative lending thereby avoiding significant risk areas, such as out-of-territory lending and highly leveraged transactions. This has been and will remain the philosophy of Company management. In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.


Provision and Allowance for Possible Loan and Lease Losses

The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of June 30, 1997, the allowance for possible loan and lease losses equaled $69.9 million or 1.66% of total loans and leases. Comparatively, the allowance for possible loan and lease losses amounted to $61.6 million or 1.59% of total loans and leases at December 31, 1996. The provision for possible loan and lease losses amounted to $5.8 million in the first six months of 1997 as compared to $3.9 million in the first six months of 1996.

While management believes the allowance is adequate at June 30, 1997, detailed analysis and research is being done to determine how the five affiliations completed in the last twelve months will impact the Company's overall asset quality. Because of this rapid growth it is likely that management will strengthen the allowance level in the third quarter to re-establish the fortress balance sheet the Company has historically enjoyed. It is anticipated that this addition to the allowance will be between $0.25 and $0.35 per share after tax.

A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past seven years. At June 30, 1997, the Company's ratio was 176.30%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $1.76 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1996, was 226.77%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets
(defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 195.37% at June 30, 1997, compared to 267.84% at December 31,
1996. The increase in non-performing loans was primarily attributable to the first quarter acquisition of WBT and the second quarter acquisition of CNB, as 1996 data was not restated to include these mergers. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.

                     Annualized Six Months
                         Ended June 30,       For the Years Ended December 31,
                    ---------------------    -----------------------------
                             1997           1996   1995   1994   1993   1992
                    ---------------------   ----   ----   ----   ----   ----

Net loan and lease
 losses sustained to
 average loans and leases     0.22%         0.17%  0.07%  0.04%  0.14%  0.50%

Allowance for possible loan
 and lease losses to total
 loans and leases             1.66%         1.59%  1.49%  1.66%  2.06%  2.11%

Non-performing loans to
 total loans and leases       0.94%         0.70%  0.48%  0.48%  0.65%  0.83%

Although asset quality has remained relatively stable during the periods reflected in the preceding table, the principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and, accordingly, this area has the largest allocation of the reserve for loan and lease losses.

Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 23% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 40 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.

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

                        For the Six Months
                           Ended June 30,     For the Years Ended December 31,
                        -----------------     --------------------------------
                               1997              1996       1995       1994
                              ------            ------     ------     ------

Average loans and leases
 to average deposits.......    73.35%            72.44%      70.77%     62.87%

Average loans and leases to
 average core deposits.....    83.29%            82.56%      80.12%     70.41%


Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $46.1 million in the first six months of 1997. During the fourth quarter of 1996 average short-term borrowings exceeded average short-term investments by $2.8 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.


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

At June 30, 1997, the Company's equity to asset ratio was 8.77% compared to 8.32% at December 31, 1996. At June 30, 1997, the Company's leverage and tier 1 and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.


                      Regulatory    June 30,   March 31,   December 31,  September 30,   June 30,
                       Minimum        1997       1997         1996          1996          1996
                      ----------    --------   --------     ---------     ----------    ---------
Leverage ratio.......     3.00%        8.27%      8.00%        7.89%         7.82%         7.71%
Tier 1 risk-based
 capital ratio.......     4.00%       11.79%     11.51%       11.34%        11.14%        11.17%
Total risk-based
 capital ratio.......     8.00%       12.65%     12.37%       12.19%        12.00%        12.02%


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


Dividend Policy

The Company's long-term dividend policy is to pay between 35% and 40% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. In October 1996, the Company increased its dividend rate for the tenth consecutive year, bringing the annual dividend rate to $.96 per share.

The dividend payout ratios for the past three years were 35.34% in 1996, 35.77% in 1995, and 33.97% in 1994. The
Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter.


Forward-Looking Statements

This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Specific reference is made to forward-looking statements contained in the sections of this report entitled "Non-Interest Expense" and "Provision and Allowance for Possible Loan and Lease Losses."

                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        Registrant did not file anyreports on Form 8-K during the second quarter of 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST COMMERCIAL CORPORATION

                                      /s/ J. Lynn Wright
                               By: --------------------------
                                     J. Lynn Wright
                                     Chief Financial Officer
Date:  August 14, 1997

                           Index to Exhibits


     Exhibit Number                       Exhibit
     --------------       ----------------------------------------

           27               Financial Data Schedule