Form 10-Q
period 1997-09-30
FIRST COMMERCIAL CORP
filed 1997-11-13
CIK 316769

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1997


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                     Outstanding at September 30, 1997
   ---------------------------------------     --------------------------------
   Common Stock, $3.00 par value per share               35,509,110

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   3

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

                            PART II - OTHER INFORMATION

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         --------------------

FIRST COMMERCIAL CORPORATION                                                            Unaudited
CONSOLIDATED BALANCE SHEETS                                                  September 30,      December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1997               1996
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      411,471     $      368,249
 Federal funds sold........................................................        199,771            286,581
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        611,242            654,830
 Investment securities held-to-maturity, estimated market
  value $444,018 ($511,302 in 1996).......................................         442,599            512,495
 Investment securities available-for-sale..................................      1,109,361          1,109,708
 Trading account securities................................................            220                196
 Loans and leases, net of unearned income..................................      4,193,755          4,024,635
 Allowance for possible loan and lease losses..............................        (82,002)           (62,495)
                                                                            --------------     --------------
  Net loans and leases.....................................................      4,111,753          3,962,140
 Bank premises and equipment, net..........................................        123,612            126,647
 Other real estate owned, net of allow for poss losses of $47 ($87 in 1996)          3,177              2,398
 Other assets..............................................................        227,510            242,804
                                                                            --------------     --------------
    Total assets........................................................... $    6,629,474     $    6,611,218
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $    1,210,396     $    1,090,401
 Interest bearing transaction and savings accounts.........................      1,866,196          1,933,713
 Certificates of deposit $100,000 and over.................................        561,395            676,044
 Other time deposits.......................................................      2,078,636          2,060,120
                                                                            --------------     --------------
  Total deposits...........................................................      5,716,623          5,760,278
 Short-term borrowings.....................................................        197,810            195,941
 Other liabilities and deferred income taxes...............................         82,790             68,648
 Long-term debt............................................................          5,112             28,751
                                                                            --------------     --------------
  Total liabilities........................................................      6,002,335          6,053,618
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
  Common stock, $3 par value, 50,000,000 shares authorized,
   35,509,110 and 33,872,583 shares issued, respectively...................        106,527            101,618
  Capital surplus..........................................................        264,978            263,090
  Retained earnings........................................................        252,060            191,813
  Unrealized net gains (losses) on available-for-sale securities,
   net of income tax.......................................................          3,574              1,079
                                                                            --------------     --------------
   Total stockholders' equity..............................................        627,139            557,600
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    6,629,474     $    6,611,218
                                                                            ==============     ==============
 See accompanying notes.

                                        3

FIRST COMMERCIAL CORPORATION                                          Unaudited              Unaudited
CONSOLIDATED INCOME STATEMENTS                                   Three Months Ended     Nine Months Ended
(Dollars in thousands, except per share data)                       September 30,          September 30,
                                                               ---------------------- ----------------------
                                                                  1997       1996          1997       1996
                                                               ----------  ---------- ----------  ----------
Interest income
   Loans and leases, including fees........................... $   96,684  $   90,085 $  289,330  $  265,061
   Short-term investments.....................................      2,350       1,864      6,585       5,167
   Investment securities-taxable..............................     20,868      20,361     64,972      60,847
                        -nontaxable...........................      2,831       2,650      8,692       7,761
   Trading account securities.................................          6          10         16          12
                                                               ----------  ---------- ----------  ----------
     Total interest income....................................    122,739     114,970    369,595     338,848
Interest expense
   Interest on deposits.......................................     49,280      48,106    150,751     143,324
   Short-term borrowings......................................      2,507       2,383      7,655       7,363
   Long-term debt.............................................        123         408        843       1,193
                                                               ----------  ---------- ----------  ----------
     Total interest expense...................................     51,910      50,897    159,249     151,880
Net interest income...........................................     70,829      64,073    210,346     186,968
Provision for possible loan and lease losses..................     18,993       2,633     24,943       6,620
                                                               ----------  ---------- ----------  ----------
     Net int inc after prov for possible loan and lease losses     51,836      61,440    185,403     180,348
Other income
   Trust department income....................................      3,752       3,033     10,182       9,293
   Mortgage servicing fee income..............................      8,978      10,039     27,653      32,252
   Broker-dealer operations income............................      1,556       1,037      3,870       2,945
   Service charges on deposit accounts........................      8,206       7,637     24,661      21,902
   Other service charges and fees.............................      3,978       3,530     12,049      10,329
   Investment securities gains (losses), net..................       (119)        (76)      (121)         14
   Other real estate gains (losses), net......................       (824)       (197)    (1,698)       (563)
   Other......................................................      2,159       2,087      5,845       5,871
                                                               ----------  ---------- ----------  ----------
     Total other income.......................................     27,686      27,090     82,441      82,043
Other expenses
   Salaries, wages and employee benefits......................     27,127      26,421     83,498      79,624
   Net occupancy..............................................      3,832       3,757     11,705      10,781
   Equipment..................................................      4,138       3,754     12,038      10,837
   FDIC insurance.............................................        258         609        262       1,159
   Amortization of mortgage servicing rights..................      2,725       4,958     11,066      15,122
   Other......................................................     25,791      17,393     61,762      53,419
                                                               ----------  ---------- ----------  ----------
     Total other expenses.....................................     63,871      56,892    180,331     170,942
   Income before income taxes.................................     15,651      31,638     87,513      91,449
   Income tax provision.......................................      4,503      11,043     30,630      31,872
                                                               ----------  ---------- ----------  ----------
   Income before extraordinary gain...........................     11,148      20,595     56,883      59,577
   Extraordinary gain, net of income taxes of $9,641..........     15,443          --     15,443          --
                                                               ----------  ---------- ----------  ----------
     Net income............................................... $   26,591  $   20,595 $   72,326  $   59,577
                                                               ==========  ========== ==========  ==========
Weighted average number of common shares outstanding
 during the period............................................ 35,440,707  33,894,986 35,414,528  33,981,052
Earnings per common share
  Before extraordinary gain................................... $     0.31  $     0.61 $     1.60  $     1.75
  Extraordinary gain.......................................... $     0.44  $       -- $     0.44  $       --
                                                               ----------  ---------- ----------  ----------
  Net Income.................................................. $     0.75  $     0.61 $     2.04  $     1.75
                                                               ==========  ========== ==========  ==========

  See accompanying notes.

FIRST COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
                                                                               Unrealized
                                        Preferred  Common             Retained  Gains and Treasury
                                          Stock     Stock    Surplus  Earnings  (Losses)    Stock     Total
                                        --------- --------- --------- --------- --------- --------- --------
-
Balance - December 31, 1995............ $     -- $  97,217 $ 224,152 $ 184,732 $   1,005  $    --  $507,106
 Change in unrealized gains (losses),
  net of income taxes of $1,649........                                           (3,062)            (3,062)
 Net income............................                                 59,577                       59,577
 Cash dividends - $.54 per common share                                (18,393)                     (18,393)
 Stock options exercised...............                138       306                             6      450
 Purchase of treasury stock,
  219,425 shares.....................                                                       (6,369)  (6,369)
 Sale of treasury stock, 7,350 shares                                                          214      214
 Purchase of minority shares of
  Springhill Bank & Trust Company,
  1,422 shares.........................                           13                            30       43
 Acquisition of equity interest of
  Security National Bank,
  253,154 shares.......................                759     1,541     1,267       (12)             3,555
                                        -------- --------- --------- --------- ---------- --------- --------
Balance - September 30, 1996........... $     -- $  98,114 $ 226,012 $ 227,183 $  (2,069) $(6,119) $543,121
                                        ======== ========= ========= ========= ========== ======== ========


Balance - December 31, 1996............ $     -- $ 101,618 $ 263,090 $ 191,813 $   1,079  $     -- $557,600
Change in unrealized gains (losses),
  net of income taxes of $1,228........                                            2,280              2,280
 Net income............................                                 72,326                       72,326
 Cash dividends - $.75 per common share                                (26,721)                     (26,721)
 Stock options exercised...............                384       563                                    947
 Purchase of treasury stock,
  175 shares...........................                                                         (3)      (3)
 Common stock issued,
  1,400 shares.........................                  2       28                              1       31
 Purchase of minority shares of
  Springhill Bank & Trust Company,
  241 shares...........................                  1       10                              2       13
 Acquisition of equity interest of
  W.B.T. Holding Company, Inc.,
  1,361,952 shares.....................              4,086              14,628       215             18,929
 Acquisition of equity interest of
  City National Bank
  145,478 shares.......................                436     1,287        14                        1,737

                                        -------- --------- --------- --------- --------- --------- ---------
Balance - September 30, 1997........... $     -- $ 106,527 $ 264,978 $ 252,060 $   3,574 $     --  $627,139
                                        ======== ========= ========= ========= ========== ======== =========
 See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOW                                                    Nine Months Ended
(Dollars in thousands)                                                                     September 30,
                                                                                     -----------------------
                                                                                        1997         1996
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   72,326   $   59,577
 Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary gain on sale of institutions........................................    (25,084)         ---
  Depreciation and amortization.....................................................     23,686       27,122
  Provision for possible loan and lease losses......................................     24,943        6,620
  Loss (gain) on investment securities available-for-sale...........................        121          (14)
  Gain on sale of equipment.........................................................       (257)          (7)
  Loss (gain) on sale of other real estate..........................................        105         (269)
  Write downs of other real estate..................................................        510          123
  Equity in undistributed earnings of unconsolidated subsidiary.....................     (1,101)      (1,126)
  Decrease in trading securities....................................................        117          142
  Decrease (increase) in mortgage loans held for resale.............................     (5,107)      93,161
  Decrease in income taxes payable..................................................     (4,258)      (3,269)
  Decrease (increase) in interest and other receivables.............................      3,359       (2,429)
  Decrease in interest payable......................................................     (3,659)      (1,147)
  Reduction (increase) in other assets..............................................      8,294       (9,425)
  Increase in accrued expenses......................................................     18,063        9,425
  Increase in prepaid expenses......................................................       (854)      (2,733)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................    111,204      175,751

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................    210,238       45,170
 Proceeds from maturing investment securities available-for-sale....................    379,252      722,326
 Proceeds from maturing investment securities held-to-maturity......................    586,476      482,604
 Purchases of investment securities available-for-sale..............................   (517,431)    (785,223)
 Purchases of investment securities held-to-maturity................................   (516,580)    (499,889)
 Proceeds from sale of institutions.................................................     53,000          ---
 Purchase of institutions, net of funds acquired....................................        ---        7,247
 Net decrease (increase) in loans and leases........................................     31,688     (237,603)
 Capital expenditures...............................................................    (10,593)     (10,598)
 Proceeds from sale of bank premises and equipment..................................      9,284        3,148
 Additions to purchased mortgage servicing rights...................................     (1,554)      (8,833)
 Proceeds from sales of other real estate...........................................      2,905        2,655
 Other..............................................................................         63           ---
                                                                                     ----------   ----------
  Net cash provided (used) in investing activities..................................    226,748     (278,996)

                                         (Continued on next page)

FIRST COMMERCIAL CORPORATION                                                                Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOW  (continued)                                       Nine Months Ended
(Dollars in thousands)                                                                     September 30,
                                                                                     -----------------------
                                                                                        1997         1996
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net decrease in demand deposits, NOW accounts, and savings accounts................   (125,193)     (75,654)
 Net (decrease) increase in time deposits...........................................   (205,261)     115,988
 Net decrease in short-term borrowings..............................................     (6,268)     (53,948)
 Proceeds from long-term borrowings.................................................      1,011       14,289
 Repayment of long-term debt........................................................    (20,083)      (1,073)
 Proceeds from issuance of common stock.............................................         31           --
 Purchase of treasury stock.........................................................         (3)      (6,344)
 Stock options exercised............................................................        947          639
 Cash dividends paid on common stock...............................................     (26,721)     (18,393)
                                                                                     ----------   ----------
  Net cash provided (used) in financing activities..................................   (381,540)     (24,496)

 Net increase (decrease) in cash and cash equivalents...............................    (43,588)    (127,741)
 Cash and cash equivalents at the beginning of year.................................    654,830      586,349
                                                                                     ----------   ----------
 Cash and cash equivalents at end of period......................................... $  611,242   $  458,608
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

1.	There have been no significant changes in the accounting policies of the
Company since December 31, 1996, the date of the most recent annual report to shareholders, nor have there occurred events, except as disclosed in Notes 4, 5, 6, 7, 10 and 11, which have had a material impact on the disclosures contained therein.

2.	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, and the results of operations and changes in cash flows for the nine months then ended. Any adjustments consist only of normal recurring accruals.

3.	Cash payments for interest were approximately $162.9 million and $153.0 million for the first nine months of 1997 and 1996, respectively. Cash payments for income taxes during the first nine months of 1997 and 1996 were approximately $45.9 million and $36.8 million, respectively.

4.	Aearth Development, Inc. v. First Commercial Bank, N.A.
	-------------------------------------------------------
	First Commercial Bank, N.A., a wholly owned subsidiary of Registrant, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations
Act as a basis for trebled damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On
July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit
Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30,1996 the trial court approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The setoff pertained to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On May 20, 1996, the Court entered a judgment against First Commercial Bank, N.A., in the amount of $15.2 million. Thereafter, on June 21, 1996, the Court granted a Motion for Remittitur and reduced the punitive damages awarded in the judgment by $7.0 million. Therefore, the final award was $8.2 million. On June
27, 1996, First Commercial Bank, N.A., filed a Notice of Appeal to the
Supreme Court of Arkansas.  Management of the Company and First
Commercial Bank, N.A., intend to vigorously pursue the appeal. The ultimate legal and financial liability of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that the judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

	whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter and/or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

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

6.	On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 145,478 shares of Company common stock. The transaction was accounted for as a pooling of interests. The results of City National Bank are included in consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. City National had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

7.	On May 15, 1997, the Company acquired all of the outstanding common stock of Southwest Bancshares, Inc., Jonesboro, Arkansas, in exchange for
3,412,252 shares of the Company's common stock. The transaction was accounted for as a pooling of interests; therefore, 1997 and all prior period financial information has been restated to include this acquisition. Southwest Bancshares, Inc., had approximately $847 million in assets, $610 million in loans, and $741 million in deposits.

8.	In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary ("basic") earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the Company for the nine months ended September 30, 1997, and September 30 1996, would not have been material.

9.	In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 129 ("Statement 129"), "Disclosure of Information about Capital Structure." Statement 129 consolidates existing guidance in Accounting Principles Board (APB) Opinion No. 10, "Omnibus Opinion 1966," APB Opinion No. 15, "Earnings Per Share," and Financial Accounting Standards No. 47, "Disclosure of Long-Lived Obligations," relating to disclosure about a company's capital structure. Statement 129 is required to be adopted on December 31, 1997. The Company believes Statement 129 will have no material impact on the Company's capital structure disclosures.
                                        9

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

10.	On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, in exchange for 1,649,963
Company common shares. This transaction was accounted for as a pooling of interests; therefore, 1997 and all prior period financial data have been restated to include this acquisition. First Central Corporation was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits.

11.	On August 1, 1997, pursuant to regulatory requirements based on market share issues, the Company divested of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, both of which were subsidiaries of Southwest Bancshares, Inc. The two banks were purchased by Simmons First National Corporation of Pine Bluff, Arkansas, for $53 million in cash. The resulting gain of $15.4 million after tax is reported as an extraordinary item in the financial statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

	First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates 18 institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in the state of Oklahoma. The Company's consolidated assets at September 30, 1997, totaled approximately $6.6 billion.

	On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, ("First Central") in exchange for 1,649,963 Company common shares. This transaction was accounted for as a pooling of interests; therefore, 1997 and all prior period financial data have been restated to include this acquisition. First Central was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits.

	The Southwest Bancshares, Inc. and First Central acquisitions resulted in excess market share for the Company in the Russellville and Searcy, Arkansas, markets, thereby prompting regulatory authorities to require divestiture in order to bring the market share within prescribed guidelines. On August 1, 1997, the Company completed the sale of First Bank of Arkansas, Russellville, and First Bank of Arkansas, Searcy, to Simmons First National Corporation,
Pine Bluff, Arkansas, for a total cash price of $53 million. This transaction produced an after-tax gain of $15.4 million, or approximately $0.44 per share, which is reported during the third quarter as an extraordinary item.

	On August 17, 1997, the Company announced that it had entered into a definitive agreement for the purchase of First Charter Bancshares, Inc. ("First Charter"), which has assets of approximately $71 million and mortgage loan servicing portfolio of approximately $400 million. This transaction was consummated on October 31, 1997 and was accounted for as a pooling of interests, with results to be included in the consolidated financial data for 1997. Prior period financial data will not be restated due to immateriality. On November 21, 1997, Charter State Bank's Beebe branch is scheduled to merge with First Commercial's Searcy affiliate, First National Bank of Searcy, and its North Little Rock branch will merge with First Commercial Bank of Little Rock. First Charter's mortgage subsidiary, Charter Mortgage & Investments, Inc., added an experienced team of mortgage bankers allowing First Commercial Mortgage Company to expand its presence in Arkansas.

	On October 1, 1997, the Company announced that Kemmons Wilson, Inc. will merge with the Company. Kemmons Wilson, Inc. is the parent company of KW Bancshares, Inc., which owns Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank has assets of $488 million and services approximately $1 billion in residential mortgage loans. Federal Savings
Bank's 15 branches located in Rogers, Bentonville, Fort Smith, West Memphis, and Little Rock, Arkansas, as well as Memphis, Tennessee, will allow the Company to expand its presence in Northwest Arkansas, Little Rock and Memphis, and to enter the important Fort Smith market. This transaction is expected to close in the first quarter of 1998 and will be accounted for as a purchase.

Financial Review
----------------

	The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.

Consolidated Earnings Summary

	Earnings of $0.75 per share in third quarter 1997 represented an increase of 23% from $0.61 per share during the same period in 1996. Net income for the three months ended September 30, 1997, was $26.6 million, up 29% from $20.6 million in 1996. Earnings of $2.04 per share in 1997's first nine months represented an increase of 17% from $1.75 per share during the same period in 1996. Net income for the nine months ended September 30, 1997, was $72.3 million, up 21% from $59.6 million in 1996. The increase in net income reflects strong growth in net interest margin combined with tight controls over non-interest expense.

	During the third quarter of 1997, the Company recorded non-recurring expenses of approximately $0.43 per share. A detailed explanation of these expenses is included below under the headings "Non-Interest Expense" and "Provision and Allowance for Possible Loan and Lease Losses."

	When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first nine months of 1997 and 1996 were
1.45% and 1.27%, respectively.
                                       11

	The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first nine months of 1997, the Company earned 15.96% on average common stockholders' equity compared with 15.02% for the first nine months of 1996. The Company's continued improvement in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of its capital, combined with strong earnings growth.

Net Interest Income

	Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $214.4 million in the first nine months of 1997 compared to $190.5 million in the first nine months of 1996. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.71% for the first nine months of 1997, compared to 4.51% for the same period in 1996. The increase in net interest income and net interest margin resulted from increased returns on earning assets combined with a decrease in liability costs.

	Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the third quarter and first nine months of 1997 and 1996.

                        Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                           For the Three Months          For the Nine Months
                                                            Ended September 30,          Ended September 30,
(Dollars in thousands)                                    -----------------------     ----------------------
                                                             1997         1996           1997         1996
                                                          ----------   ----------     ----------   ---------
Interest income.......................................... $  122,739   $  114,970     $  369,595   $ 338,848
Fully tax-equivalent adjustment..........................      1,328        1,044          4,004       3,492
                                                          ----------   ----------     ----------   ---------
Interest income - FTE....................................    124,067      116,014        373,599     342,340
Interest expense.........................................     51,910       50,897        159,249     151,880
                                                          ----------   ----------     ----------   ---------
Net interest income - FTE                                 $   72,157   $   65,117     $  214,350   $ 190,460
                                                          ==========   ==========     ==========   =========
Yield on earning assets - FTE............................       8.21%        8.10%          8.21%      8.11%
Cost of interest bearing liabilities  ...................       4.34%        4.34%          4.35%      4.39%
Net interest spread - FTE................................       3.87%        3.76%          3.86%      3.72%
Net interest margin - FTE................................       4.77%        4.55%          4.71%      4.51%

	The following schedule details rate sensitive assets and liabilities at September 30, 1997. The repricing schedule, as depicted, represents the first opportunity to reprice earning assets or interest bearing liabilities. The interest rate sensitivity data is based on repricing terms, rather than actual contractual maturities.

                                                       Interest Rate Sensitivity Period
(Dollars in thousands)           ---------------------------------------------------------------------------
-
                                   0 - 30    31 - 90    91 - 180  181 - 365    1 to 5     Over 5
                                    Days       Days       Days       Days      Years      Years      Total
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------
Earning assets:
 Short-term investments..........$  199,771 $       -- $       -- $       -- $       -- $       -- $ 199,771
 Trading account securities......       220         --         --         --         --         --       220
 Taxable investment securities...   210,782    140,354    178,080    177,456    573,601     42,733 1,323,006
 Tax-exempt investment securities     1,310      6,266      9,641     11,684    102,495     92,061   223,457
 Loans and leases................   928,031    287,278    442,858    719,047  1,460,826    355,716 4,193,755
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------
 Total earning assets............ 1,340,114    433,898    630,579    908,188  2,136,922    490,510 5,940,209

Interest bearing liabilities:
 Savings and NOW accounts........ 1,068,129         --         --         --         --         -- 1,068,129
 Money market accounts...........   798,067         --         --         --         --         --   798,067
 Other time deposits.............   373,412    392,617    694,909    680,379    488,862      9,853 2,640,031
 Short-term borrowings...........   197,810         --         --         --         --         --   197,810
 Long-term debt..................                                          1          7      5,104     5,112
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------
 Total interest bearing
  liabilities.................... 2,437,418    392,617    694,909    680,380    488,869     14,957 4,709,149

 Interest rate
  sensitivity gap................(1,097,304)    41,281    (64,330)   227,807  1,648,053    475,553
 Cumulative interest rate
  sensitivity gap................(1,097,304)(1,056,023)(1,120,353)  (892,546)   755,507  1,231,060

 Cumulative rate sensitive assets
  to rate sensitive liabilities..     55.0%      62.7%      68.2%      78.8%     116.1%     126.1%

 Cumulative gap as a percentage
  of earning assets..............    (18.5%)    (17.8%)    (18.9%)    (15.0%)     12.7%      20.7%

	The Company is currently in a negative static gap situation. However, management recognizes the limitations of a static gap analysis. While a comparison of rate sensitive assets and rate sensitive liabilities (static gap analysis) does provide a general indication of how net interest income will be affected by changes in interest rates, an important limitation is that static gap analysis considers only the dollar volume of assets and liabilities to be repriced. Changes in net interest income are determined not only by the volumes being repriced, but also by the rates at which the assets and liabilities are repriced. The relationship between the rates earned on assets and rates paid on liabilities are not necessarily constant over time. Therefore, management uses a beta adjusted gap along with a net interest revenue simulation model to actively manage the gap position. Management believes that the dynamic gap position is in a near balanced situation at the six-month and 1-year gap positions, so that the impact of changes in the general level of interest rates on net interest margin is likely to be minimal. Management will continue to closely monitor all aspects of the Company's gap position to maximize profitability as interest rates fluctuate.

Non-Interest Income

	In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are mortgage servicing, trust services, service charges on deposit accounts, and other service charges and fees. For the first nine months of 1997, non-interest income totaled $82.4 million compared to $82.0 million for the first nine months of 1996. During late 1995 and early 1996, the Company's mortgage subsidiary made several large loan servicing rights acquisitions which brought the company's total servicing portfolio at September 30, 1996, to $7.4 billion. This compares to a $6.6 billion total servicing portfolio at September 30, 1997, resulting in a decrease in fee income from mortgage servicing activities. Excluding the other real estate and investment securities gains and losses, the effect of lower fees from mortgage servicing activities, non-recurring gains on the sale of assets, and the acquisitions of W.B.T. Holding Company ("WBT") and City National Bank ("CNB"), which were not restated for 1996, non-interest income increased $3.5 million, or 6.7%. The primary contributors to this increase were service charges and fee income due to growth in the Company's deposit base. The following table summarizes non-interest income for the third quarter and first nine months of 1997 and 1996.

                                          For the Three Months                    For the Nine Months
                                           Ended September 30,                    Ended September 30,
(Dollars in thousands)            ------------------------------------   -----------------------------------
                                     1997        1996       % Change        1997        1996       % Change
                                  ----------  ----------   -----------   ----------  ----------   ----------
Trust department income.......... $    3,752  $    3,033       23.71%    $   10,182  $    9,293      9.57%
Mortgage servicing fee income....      8,978      10,039      (10.57)        27,653      32,252     (14.26)
Broker-dealer operations income..      1,556       1,037       50.05          3,870       2,945      31.41
Service charges on deposits......      8,206       7,637        7.45         24,661      21,902      12.60
Other service charges and fees...      3,978       3,530       12.69         12,049      10,329      16.65
Investment securities gains
  (losses), net..................       (119)        (76)      56.58           (121)         14    (964.29)
Other real estate gains
  (losses), net..................       (824)       (197)     318.27         (1,698)       (563)    201.60
Other income.....................      2,159       2,087        3.45          5,845       5,871      (0.44)
                                  ----------  ----------                 ----------  ----------
Total non-interest income........     27,686      27,090        2.20%    $   82,441  $   82,043       0.49%
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

    Non-interest expenses were $180.3 million for the first nine months of 1997 compared to $170.9 million for the first nine months of 1996. In the first nine months of 1997, the Company recorded $9.5 million in non-recurring expenses of which about $7.5 million, or $0.13 per share after taxes, was recorded during the third quarter. These non-recurring expenses consisted of merger costs, an accrual for a dispute which arose with one of the mortgage subsidiary's investors, and a reserve for a lawsuit settlement at one of the Company's banking subsidiaries. In the first nine months of 1996, the Company recorded $3.6 million in non-recurring expenses related to legal matters. Excluding the effect of the non-recurring expense items, the WBT and CNB acquisitions, and the expenses associated with intangible amortization, non-interest expense decreased by 0.5%. Additionally, a change in the estimated life of mortgage servicing rights resulted in lower amortization expense.

    First Commercial Corporation, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the years 2000 and beyond. Preliminary estimates of the total costs to be incurred prior to the year 2000 range from $7 million to $10 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

    The following table summarizes non-interest expenses for the third quarter and first nine months of 1997 and 1996.

                                          For the Three Months                    For the Nine Months
                                          Ended September 30,                       Ended September 30,
(Dollars in thousands)            ------------------------------------   -----------------------------------
                                     1997        1996       % Change        1997        1996       % Change
                                  ----------  ----------   -----------   ----------  ----------   ----------
Salaries, wages and
  employee benefits.............. $   27,127  $   26,421        2.67%    $   83,498  $   79,624        4.87%
Net occupancy....................      3,832       3,757        2.00         11,705      10,781        8.57
Equipment........................      4,138       3,754       10.23         12,038      10,837       11.08
FDIC Insurance...................        258         609      (57.64)           262       1,159      (77.39)
Amortization of mortgage servicing
  rights.........................      2,725       4,958      (45.04)        11,066      15,122      (26.82)
Other expenses...................     25,791      17,393       48.28         61,762      53,419       15.62
                                  ----------  ----------                 ----------  ----------
Total non-interest expenses...... $   63,871  $   56,892       12.27%    $  180,331   $ 170,942        5.49%
                                  ==========  ==========                 ==========  ==========

	An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 54.69% for the first nine months of 1996 to 52.68% in the first nine months of 1997. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring expenses, mentioned previously, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues. The 1996 efficiency ratio reached the Company's long-term goal of 57%. Management set a new efficiency ratio goal of 54%, which was achieved in the first quarter of 1997. This goal will be re-evaluated continuously as the financial services industry changes.

Income Taxes

	The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 35.8% for the first nine months of 1997 and 34.9% for the first nine months of 1996.

Loan and Lease Portfolio

	At September 30, 1997, the Company's loan and lease portfolio, net of unearned income, totaled $4.2 billion, as compared to a $4.0 billion loan portfolio at December 31, 1996. The Company has continued its policy of conservative lending thereby avoiding significant risk areas, such as out-of-territory lending and highly leveraged transactions. This has been and will remain the philosophy of Company management. In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.

Provision and Allowance for Possible Loan and Lease Losses

	The allowance for possible loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The allowance is adjusted by the provision for possible loan and lease losses, increased by loan recoveries and decreased by loan losses. As of September 30, 1997, the allowance for possible loan and lease losses equaled $82.0 million or 1.96% of total loans and leases. Comparatively, the allowance for possible loan and lease losses amounted to $62.5 million or 1.55% of total loans and leases at December 31, 1996. The provision for possible loan and lease losses amounted to $24.9 million in the first nine months of 1997 as compared to $6.6 million in the first nine months of 1996.

	Of the $24.9 million provision recorded during the first nine months of 1997, a special provision of $17 million, or $0.30 per share after taxes, was recorded in the third quarter. This increase to the allowance for possible loan and lease losses was prompted by regulators' cautions to the financial services industry regarding reserve levels, and the Company's decreasing non-performing loan coverage ratios caused by the substantial acquisition activity during 1997.

	A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past seven years. At September 30, 1997, the Company's ratio was 196.27%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $1.96 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1996, was 227.94%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned).
The ratio was 226.27% at September 30, 1997, compared to 271.39% at December 31, 1996.

	The increase in non-performing loans was primarily due to the first quarter acquisition of WBT and the second quarter acquisition of CNB, as 1996 data was not restated to include these mergers. Presented in the following table is a comparison of net loan and lease losses sustained to average loans and leases, allowance for possible loan and lease losses to total loans and leases, and non-performing loans to total loans and leases.


                                      Annualized Nine Months
                                        Ended September 30,            For the Years Ended December 31,
                                     -----------------------    --------------------------------------------
                                              1997                1996     1995     1994     1993     1992
                                     -----------------------    -------- -------- -------- -------- --------
Net loan and lease losses sustained
 to average loans and leases                  0.26%               0.18%    0.07%    0.04%    0.14%    0.48%

Allowance for possible loan and lease
 losses to total loans and leases             1.96%               1.55%    1.46%    1.62%    2.01%    2.05%

Non-performing loans to total
 loans and leases                             1.00%               0.68%    0.47%    0.47%    0.63%    0.81%

	The principal area of risk for the Company will continue to be in the real estate loan portion of the portfolio, and, accordingly, this area has the largest allocation of the reserve for loan and lease losses. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations in any industry or category of borrowers and through a very aggressive real estate write down policy. Also, the Company maintains a corporate "in-house-lending limit" that represents only 23% of the Company's combined legal lending limit. Any exception to this limit must be approved by a corporate credit group prior to commitment or funding. The Company currently has only 47 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.

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

	Lower ratios in these two measures correlate to higher liquidity. As can be seen from the accompanying table, liquidity ratios have increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, a relatively sound deposit base, along with low debt level and common and preferred stock availability, provide the company with several alternatives for future financing and long-term liquidity needs.


                                                    For the Nine Months
                                                    Ended September 30,     For the Years Ended December 31,
                                                   --------------------   ----------------------------------
                                                           1997              1996         1995         1994
                                                   --------------------   ----------   ----------   --------
Average loans and leases to average deposits.......       73.26%             71.95%       70.61%      62.77%
Average loans and leases to average core deposits..       82.41%             81.55%       79.97%      70.33%

	Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $25.3 million in the first nine months of 1997. During the fourth quarter of 1996, average short-term investments exceeded average short-term borrowings by $3.1 million. The Company has continued to use short-term borrowings to fund overall loan growth throughout the Company. Future short-term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.

Capitalization

	The Company maintains its goal of providing a strong capital position while earning an acceptable return for its shareholders. Management will use the additional financial leverage provided by internal generation of capital in pursuit of above average return opportunities. A position of strength is important to the Company's customers, investors and regulators.

	At September 30, 1997, the Company's equity to asset ratio was 9.46% compared to 8.43% at December 31, 1996. At September 30, 1997, the Company's leverage and tier 1 and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

						Regulatory    Sep. 30,    June 30,     March 31,    Dec. 31,     Sep. 30,
                                   Minimum        1997         1997         1997         1996         1996
                                 -----------  ------------ ------------ ------------ ------------ ----------
Leverage ratio...................    3.00%        8.91%        8.39%        8.13%        7.99%        7.97%
Tier 1 risk-based capital ratio..    4.00%       12.81%       11.96%       11.75%       11.60%       11.42%
Total risk-based capital ratio...    8.00%       13.67%       12.83%       12.63%       12.46%       12.24%


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

Forward-Looking Statements

	This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Numerous factors could alter these forward-looking statements including, but not limited to, (1) general worsening of economic conditions,
(2) lack of capital deployment opportunities, (3) inability to control non-interest expense, and (4) lack of liquidity sources to support asset growth.

	Specific reference is made to forward-looking statements contained in the sections of this report entitled "Non-Interest Expense," "Provision and Allowance for Possible Loan and Lease Losses," "Liquidity," and
"Capitalization."

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        Registrant did not file any reports on Form 8-K during the third quarter of 1997.

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  November 13, 1997

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------

           27            Financial Data Schedule