Form 10-K
period 1997-12-31
FIRST COMMERCIAL CORP
filed 1998-03-31
CIK 316769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $1,910,005,421 (based upon the average closing bid and asked prices quoted on the Nasdaq National Market on February 13, 1998.)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                 Class                       Outstanding at February 13, 1998
 --------------------------------------      --------------------------------
 Common Stock $3.00 par value per share                 37,593,323

                             TABLE OF CONTENTS

  Item                                                                  Page
  ----                                                                  ----
                                  PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995 ("PSLRA")........................................................    1

   1.       Business..................................................    1
              General.................................................    1
              Regulation and Supervision..............................    3
              Executive Officers......................................    8
              Financial Review........................................    9

   2.       Properties................................................   74

   3.       Legal Proceedings.........................................   74

   4.       Submission of Matters to a Vote of Security Holders.......   75

                                  PART II

   5.       Market for Registrant's Common Stock and Related
            Stockholder Matters.......................................   75

   6.       Selected Financial Data...................................   75

   7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   75

  7A.      Quantitative and Qualitative Disclosures about Market Rate    76

   8.       Financial Statements and Supplementary Data...............   76

   9.       Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   76

                                  PART III

  10.       Directors and Executive Officers of the Registrant........   77

  11.       Executive Compensation....................................   81

  12.       Security Ownership of Certain Beneficial Owners and
            Management................................................   87

  13.       Certain Relationships and Related Transactions............   88

                                  PART IV

  14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................   88

Signatures ...........................................................   90

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

    Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the PSLRA as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, changes in general economic conditions, capital deployment opportunities, ability to control non-interest expense, and availability of liquidity sources to support asset growth.

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

Commercial Banking Subsidiaries
-------------------------------
    The Company's principal source of income is derived from twenty-eight commercial banking institutions. The Company owns seventeen institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, one institution in the state of Louisiana, and in a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in Oklahoma. All of the Company's bank subsidiaries offer a broad range of traditional commercial and consumer banking services to the markets and communities which they serve. Certain subsidiary banks additionally offer trust and fiduciary services and brokerage services.

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

Recent Developments
-------------------
    On February 8, 1998, the Company and Regions Financial Corporation ("Regions") entered into an Agreement and Plan of Merger (the "Agreement"), pursuant to which the Company will be merged with and into Regions, with Regions as the surviving entity (the "Merger"). The Boards of Directors of the Company and Regions approved the Agreement and the transactions contemplated thereby at separate meetings held on February 8, 1998. A joint press release was issued by the Company and Regions on February 9, 1998 regarding the proposed transactions.

    Under the terms of the Agreement, Regions will exchange 1.7 shares of its common stock for each share of the Company's common stock. The Merger is expected to be a tax-free reorganization for federal income tax purposes and accounted for as a pooling of interests. It is expected that the Merger will be consummated during the third quarter of 1998, pending approval by the shareholders of the Company and Regions, regulatory approval and other customary conditions of closing.

    The Agreement contains provisions granting the Company the right to terminate the Agreement which are intended, in general, to protect the Company's shareholders against an excessive decline in the value of Regions' common stock. The termination right is dependent upon the average closing price of Regions' common stock being less than 80% of a reference price and less than 85% of a weighted index of the stock prices of a group of seventeen bank holding companies, all as described more specifically in the Agreement. In the event the Company gives notice of its intention to terminate the Agreement based on such provisions, Regions has the right to elect to adjust the exchange ratio in accordance with the terms of the Agreement and thereby would extinguish the Company's right to terminate.

    In connection with the Agreement, the Company entered into a Stock Option Agreement pursuant to which it granted to Regions an option to purchase up to 7,480,450 shares of the Company's common stock, representing 19.9% of the outstanding shares of the Company's common stock without giving effect to the exercise of the option. The option is exercisable at a purchase price of $59.00 per share, upon certain terms and in accordance with certain conditions. Under the terms of the Agreement, the Total Profit and the Notional Total Profit, as each term is defined in the Agreement, that Regions or any other holder may realize as a result of exercising the option may not exceed $130,000,000.

    On March 25, 1998, the Company acquired all of the outstanding shares of Kemmons Wilson, Inc., in exchange for 1,115,850 shares of the Company's common stock. Kemmons Wilson, Inc., which name the Company has changed to KWB Holdings, Inc., is the parent company of KW Bancshares, Inc., which owns

Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank has assets of $421 million and services approximately $1 billion in residential mortgage loans. Federal Savings Bank's 15 branches located in Rogers, Bentonville, Fort Smith, West Memphis, and Little Rock, Arkansas, as well as Memphis, Tennessee, will allow the Company to expand its presence in Northwest Arkansas, Little Rock and Memphis, and to enter the Fort Smith market. This transaction will be accounted for as a purchase.

Foreign Operations
------------------
    Neither the Company nor any of its subsidiary banks conducts foreign operations. Balances maintained in foreign countries amounted to $204,034 at December 31, 1997. There are no loans to foreign corporations, banks, financial institutions, governments, consumers or businesses, or involving real estate in a foreign country, nor does the Company hold any deposits from banks in foreign countries, or from foreign governments, official institutions, central banks or international institutions.

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

    According to information obtained from the Arkansas Bankers Association, during 1997 there were approximately 27 multi-bank holding companies and approximately 95 single-bank holding companies in Arkansas. As of December 31, 1997, the Company was the largest multi-bank holding company headquartered in Arkansas with $6.9 billion in total assets and $5.9 billion in total deposits.

Employees
---------
    As of December 31, 1997, the Company and its subsidiaries and affiliates had a total of 3,322 full-time equivalent employees.

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

Bank Holding Company Act of 1956, as Amended:
---------------------------------------------
    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of the Company and each of its subsidiaries. The Act requires each bank holding company to obtain prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting shares of such bank.

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

Risk-Based Capital Guidelines:
------------------------------
    In January 1989, the Board of Governors issued final guidelines to implement what is commonly referred to as risk-based capital adequacy, whereby banking organizations with less risky asset bases will be allowed to maintain lower capital amounts to support these assets than those organizations having high-risk assets. The regulations currently require a total risk-based capital ratio of 8%. The Company's December 31, 1997 risk-based capital ratio was 13.6%.

Federal Reserve Act:
--------------------
    Under the Federal Reserve Act the Board of Governors has cease and desist powers over parent holding companies and nonbanking subsidiaries when actions of such holding companies and nonbanking subsidiaries would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Board of Governors also has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies.

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

Arkansas Regulation:
--------------------
    In addition to regulation by the Board of Governors, bank holding companies in Arkansas are subject to regulation by the State Bank
Commissioner. Accordingly, regular examinations are performed and the filing of certain reports is required.

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

    In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted as part of the federal banking laws. The interstate banking provisions of the Riegle-Neal Act repealed the Douglas Amendment to the Bank Holding Company Act of 1956 and permits after September 19, 1995, the acquisition of banks in any state by bank holding companies located in other states. The interstate branching provisions of the Riegle-Neal Act, which became effective on June 1, 1997, permit a bank to acquire and operate branches in states other than the bank's home state, subject to certain continued state regulation.

    In response to the Riegle-Neal Act, Arkansas has adopted the Arkansas Interstate Banking and Branching Act, which became effective on May 31, 1997. The Arkansas Interstate Banking and Branching Act prohibits a bank holding company from directly or indirectly owning or controlling more than one bank subsidiary, if any such bank subsidiary having its main office in the state of Arkansas has a de novo charter. A bank shall be considered to have a de novo charter if the bank has been in existence for less than five years; provided, however, a bank resulting from the conversion of a savings and loan association to a bank, or from the conversion of a state bank to a national bank, or from the conversion of a national bank to a state bank shall be deemed to have been in existence, for the purpose of determining whether it has a de novo charter, from the date the converting institution came into existence. In addition, the Arkansas Interstate Banking and Branching Act prohibits a bank holding company from acquiring the stock or the assets of any bank that has its main office or any branch office in the state of Arkansas, if after giving effect to the acquisition of such stock or assets, the acquiring bank holding company would own or control, directly or indirectly, banks having in the aggregate more than 25% of the total bank deposits within the state of Arkansas.

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

Arkansas Usury Law:
-------------------
    The Arkansas Usury Law, which applies to all of the Company's Arkansas affiliates, generally limits interest rates on all credit classifications to a rate equal to the Federal Reserve Bank of St. Louis' discount rate plus 5%. The interest rate on consumer loans is subject to the additional restriction that, in any event, it may not exceed 17%. Loans secured by first liens on residential real property are not subject to any interest rate limitation.

Texas Regulation:
-----------------
    The Texas Finance Code permits an "out-of-state" bank holding company to acquire control of a bank located in the state of Texas, if such bank received a charter and was continually operated for at least five years prior to the acquisition, and subjects the "out-of-state" bank holding company to the supervision and regulation by the Banking Department of Texas.

    Under the Texas Finance Code, a bank holding company cannot control more than 20% of the total deposits of all state and national banks domiciled in the state of Texas.

Government Monetary Policy and Economic Controls:
-------------------------------------------------
    In addition to the effect of general economic conditions, the earnings of the Company's subsidiary banks are affected by the fiscal and monetary policies of the Federal Reserve System, which attempts to regulate the national money supply so as to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve System include setting the reserve requirements for banks and establishing the discount rate on banks' borrowings. The Federal Reserve System also conducts open market operations in United States government securities.

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

Other Regulatory Developments:
------------------------------
    In December, 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains numerous provisions increasing regulatory review of depository institutions' operations. The increased regulations include annual examinations by the depository institution's primary regulator and mandatory independent audits for all depository institutions with assets of $500 million or more. In addition, the institutions must establish independent audit committees composed solely of outside directors.

Effective December 16, 1992, final rules regarding FDICIA's establishment of five capital levels, ranging from "well capitalized" to "critically undercapitalized" were adopted. If an institution's capital level falls below "well capitalized," it becomes subject to increasing regulatory oversight and restrictions on banking activities. These regulations and restrictions increase at each lower capital level. In addition, FDIC insurance premiums are now, in part, based upon an institution's capital level. A financial institution is considered "well capitalized" if it is under no regulatory order or action and its leverage ratio is at least 5% and its Tier I and total risk-based capital ratios are at least 6% and 10%, respectively. The Company is considered "well capitalized," as defined, with a leverage ratio of 9.01%, a Tier I capital ratio of 12.74% and a total risk-based capital ratio of 13.60% at December 31, 1997.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

    As of December 31, 1997, the principal executive officers of the Company were as follows:

    Jack Fleischauer, Jr., 49, serves as Chairman of the Board, President and Chief Executive Officer of First Commercial Bank, N.A., Little Rock, Arkansas. Mr. Fleischauer assumed the President and Chief Executive Officer positions in May 1994 and the Chairman of the Board position in June 1996. Prior to joining the Company in 1994, Mr. Fleischauer served as President and Chief Operating Officer of Worthen National Bank, Little Rock, Arkansas, lead bank for Worthen Banking Corporation, which position he assumed in 1991. Mr. Fleischauer joined the Company with over twenty years of banking experience.

    Barnett Grace, 53, serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Grace has been employed by the Company and/or its subsidiaries since 1972. Mr. Grace assumed the position of President of the Company in 1988 and the positions of Chairman of the Board and Chief Executive Officer of the Company in 1990.

    Edwin P. Henry, 60, serves as Vice Chairman of the Company's Board of Directors, and Chairman of the Affiliate Bank Management Group. Additionally, he serves as a director on several boards of directors of affiliate banks.
Mr. Henry has been associated with the Company and/or its subsidiaries since
1962.

    Wayne Hartsfield, 63, serves as Executive Officer of the Company, a position he assumed in July 1997 when First National Bank of Searcy was acquired by the Company. He has been the President and CEO of First National Bank of Searcy since 1972. Mr. Hartsfield serves on the boards of several affiliate banks of the Company. He has over 37 years of banking experience.

    J. French Hill, 41, serves as Executive Officer of the Company. Mr. Hill's areas of responsibility include Trust, Investment Banking and Bank Brokerage. Prior to joining the Company in March 1993, Mr. Hill served as a U.S. Treasury official and Special Assistant to President George Bush.

    Clarence E. Hoover, 55, serves as Executive Officer of Operations and Management Information Services. Prior to joining the Company in December 1991, Mr. Hoover was employed with banking institutions in Virginia and Tennessee and possessed over thirty years of banking experience.

    Douglas Jackson, 60, serves as Director of Regional Lending for the Company, which position he assumed in 1996. Mr. Jackson previously served as Senior Credit Officer of State First Financial Corporation, which was merged into the Company in July 1996. Mr. Jackson has been associated with the Company and/or its subsidiaries since 1987.

    Neil S. West, 52, serves as Executive Officer of the Company, a position he assumed in August 1995, with responsibility for the Company's Credit Administration Division and oversight responsibility for ten of the Company's banking institutions. Mr. West also serves as Chairman of the Board and Chief Executive Officer of Tyler Bank and Trust Company, N.A., Tyler, Texas, a position he has held since February 1993. Mr. West previously served as President and Chief Executive Officer of State First Financial Corporation, a position he assumed in May 1994. State First Financial Corporation was merged into the Company in July 1996. Mr. West has been associated with the Company and/or its subsidiaries since 1987, when he joined the Company with over fifteen years of banking experience.

    J. Lynn Wright, 35, serves as Chief Financial Officer of the Company. Mr. Wright joined the Company in 1984 and served in various capacities with the Company's Finance Division before assuming his current position in July 1992.


                               FINANCIAL REVIEW

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Performance Summary
-----------------------------
    The Company reported record earnings for 1997 of $100.1 million, up 27% from $78.6 million in 1996. Net income in 1995 was $65.2 million. Basic earnings per share, which excludes the dilutive effect of stock options, was $2.67 for 1997, compared to $2.20 and $1.91 for 1996 and 1995, respectively. Diluted earnings per share for 1997 increased 21% to $2.64 from $2.18 for 1996.

    The following discussion provides a comparison of profitability, balance sheet and asset quality for the past three years. The consolidated financial statements and accompanying notes should be reviewed carefully to provide a complete analysis of the Company's financial condition and results of operations. All share and per share data in this report have been retroactively adjusted for the following stock dividends: seven percent declared November 1995, five percent declared October 1996, and five percent declared November 1997. During 1997 the Company completed several acquisitions, each of which is discussed below. These transactions were accounted for as poolings of interests and the results of all are included in the consolidated financial statements for 1997. Additionally, all prior period financial information has been restated to include the Southwest Bancshares, Inc., and First Central Corporation acquisitions. These factors should be considered when making comparisons to 1996 and 1995.

Profitability
-------------
    When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Return on average assets for 1997 was 1.48% compared to 1.25% in 1996 and 1.19% in 1995.

    The second profitability ratio is return on average common stockholders' equity. This ratio reflects how effectively a company has been able to generate earnings on the capital invested by its stockholders. The Company's return on average common stockholders' equity was 16.15% in 1997, 14.71% in 1996, and 14.67% in 1995. The improvement is indicative of the Company's successful deployment of its capital, combined with strong earnings growth.

    The primary factors contributing to increased earnings during the past three years have been a strong interest margin and consistent increases in non-interest income accompanied by careful monitoring of non-interest expenses, in order to control and minimize these costs.

Acquisitions
------------
    The Company's continued growth in earnings, asset and market share during 1997 resulted from both internal growth and acquisition activity. The Company has experienced numerous acquisitions during the past three years, which are highlighted below.

    On November 30, 1995, the Company acquired all of the outstanding common stock of FDH Bancshares, Inc., in exchange for 1,487,510 Company common shares. FDH Bancshares, Inc., had approximately $375 million in assets, $206 million in loans, and $330 million in deposits. This transaction was accounted for as a purchase, and accordingly, the results of operations were consolidated with those of the Company from the date of acquisition. The assets and liabilities of FDH Bancshares, Inc., were adjusted to fair value at the purchase date, resulting in an excess cost over fair value of $14.7 million.

    On November 30, 1995, the Company acquired all of the outstanding common stock of West-Ark Bancshares, Inc., Clarksville, Arkansas, in exchange for 759,739 Company common shares. This transaction was accounted for as a pooling of interests. The results of West-Ark Bancshares, Inc., are included in the consolidated financial statements for 1995; however, prior period financial data has not been restated due to immateriality. West-Ark Bancshares, Inc., had approximately $159 million in assets, $107 million in loans, and $146 million in deposits.

    On November 23, 1996, the Company acquired all of the outstanding common stock of Security National Bank, Nacogdoches, Texas, in exchange for 265,812 Company common shares. This transaction was accounted for as a pooling of interests. The results of Security National Bank are included in the consolidated financial statements for 1996; however, prior period financial data has not been restated due to immateriality. Security National Bank, which was merged into an existing affiliate of the Company, Stone Fort National Bank of Nacogdoches, Texas, had approximately $35 million in assets, $16 million in loans, and $31 million in deposits.

    On January 31, 1997 through a joint venture with Arvest Bank Group of Bentonville, Arkansas, the Company purchased a 50% interest in Oklahoma National Bank of Duncan, Oklahoma, which had assets of $60 million, loans of $43 million, and deposits of $55 million.

    On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company, Memphis, Tennessee, in exchange for 1,430,050 Company common shares. This transaction was accounted for as a pooling of interests. The results of W.B.T. Holding Company are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. W.B.T. Holding Company had approximately $267 million in assets, $181 million in loans, and $236 million in deposits.

    On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 152,761 shares of Company common stock. The transaction was accounted for as a pooling of interests. The results of City National Bank are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. City National had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

    On May 15, 1997, the Company acquired all of the outstanding common stock of Southwest Bancshares, Inc., Jonesboro, Arkansas, in exchange for 3,582,865 shares of Company common stock. The transaction was accounted for as a pooling of interests; therefore, 1997 and all prior period financial data has been restated to include this acquisition. Southwest Bancshares, Inc., had approximately $847 million in assets, $610 million in loans, and $741 million in deposits.

    On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, in exchange for 1,732,461 Company common shares. This transaction was accounted for as a pooling of interests; therefore, 1997 and all prior period financial data has been restated to include this acquisition. First Central Corporation was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits.

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

    On October 31, 1997, the Company acquired all of the outstanding stock of First Charter Bancshares, Inc. ("First Charter") in exchange for 277,439 Company common shares. This transaction was accounted for as a pooling of interests. The results of First Charter are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. First Charter had assets of approximately $71 million and a mortgage loan servicing portfolio of approximately $400 million. On November 21, 1997, Charter State Bank's Beebe branch merged with First Commercial's Searcy affiliate, First National Bank of Searcy, and its North Little Rock branch merged with First Commercial Bank of Little Rock. First Charter's mortgage subsidiary, Charter Mortgage & Investments, Inc., added an experienced team of mortgage bankers allowing First Commercial Mortgage Company to expand its presence in Arkansas.

    On March 25, 1998, the Company acquired all of the outstanding shares of Kemmons Wilson, Inc., in exchange for 1,115,850 shares of the Company's common stock. Kemmons Wilson, Inc., which name the Company has changed to KWB Holdings, Inc., is the parent company of KW Bancshares, Inc., which owns Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank has assets of $421 million and services approximately $1 billion in residential mortgage loans. Federal Savings Bank's 15 branches located in Rogers, Bentonville, Fort Smith, West Memphis, and Little Rock, Arkansas, as well as Memphis, Tennessee, will allow the Company to expand its presence in Northwest Arkansas, Little Rock and Memphis, and to enter the Fort Smith market. This transaction will be accounted for as a purchase.

Six-Year Financial Summary
(Dollars In Thousands Except for Per Share Data)                                                      Five-Year
                                                                                                      Compound
                                                                                                       Annual
                                                                                                       Growth
                                                     Years Ended December 31,                           Rate
                              ---------------------------------------------------------------------- ----------
                                 1997        1996        1995        1994        1993        1992
                              ----------  ----------  ----------  ----------  ----------  ----------
 Interest income............. $  497,170  $  456,002  $  386,265  $  301,908  $  266,439  $  256,466     14%
 Interest expense............    214,202     204,096     175,991     120,715     104,767     110,324     14
                              ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income.......    282,968     251,906     210,274     181,193     161,672     146,142     14
 Provision for possible loan
  and lease losses...........     28,332      13,269       4,368      (2,021)      5,018       9,225     25
                              ----------  ----------  ----------  ----------  ----------  ----------
 Net interest income after
  provision for possible loan
  and lease losses...........    254,636     238,637     205,906     183,214     156,654     136,917     13

 Other income................    114,802     110,550      79,238      67,523      61,430      52,938     17
 Other expenses..............    241,302     229,153     188,018     167,128     145,738     126,503     14
                              ----------  ----------  ----------  ----------  ----------  ----------
 Income before income taxes..    128,136     120,034      97,126      83,609      72,346      63,352     15
 Income tax provision........     43,502      41,480      31,892      26,766      20,415      18,600     19
                              ----------  ----------  ----------  ----------  ----------  ----------
 Net income before extra-
  ordinary items..............    84,634      78,554      65,234      56,843      51,931      44,752
 Extraordinary item,
  net of income taxes.........    15,425           -           -           -           -           -
                              ----------  ----------  ----------  ----------  ----------  ----------
 Net income.................. $  100,059  $   78,554  $   65,234  $   56,843  $   51,931  $   44,752     17
                              ==========  ==========  ==========  ==========  ==========  ==========
 Basic earnings per common
  share...................... $     2.67  $     2.20  $     1.91  $     1.69  $     1.51  $     1.30     16

 Diluted earnings per common
  share........................     2.64        2.18        1.89        1.68        1.49        1.29     16

 Cash dividends per share....       0.97        0.80        0.70        0.57        0.46        0.36     24

 Year End Financial Position
  Total loans and leases..... $4,317,631  $4,024,635  $3,855,388  $3,031,050  $2,529,219  $1,984,605     17%
  Total assets...............  6,887,252   6,611,218   6,290,178   5,137,283   4,771,664   3,768,167     13
  Total deposits.............  5,947,690   5,760,278   5,443,468   4,493,540   4,264,558   3,351,381     12
  Long-term debt.............      5,103      28,751      25,737      22,438      28,758      26,287    (28)
  Stockholders' equity.......    651,113     557,600     507,106     402,734     385,532     334,542     14

NOTE:  See previous discussion of acquisitions over last three years.  Prior years have been restated for certain pooling-of-interests business combinations.

Net Interest Income
-------------------
    In this discussion, net interest income is presented on a fully tax-equivalent basis. This permits comparability of data through recognition of the tax savings realized on tax-exempt earnings. Net interest income on a tax-equivalent basis was $288.4 million in 1997, versus $256.7 million in 1996 and $214.9 million in 1995. The $31.7 million increase in 1997 is due principally to increased returns on earning assets combined with a decrease in liability costs. There were general repricings of the securities and loan portfolios: the average yield on the securities portfolio increased to 6.21% in 1997 from 6.07% in 1996; and the average yield on the loan portfolio increased to 9.05% from 9.04%. The $41.8 million increase in 1996 is due principally to the 1995 fourth quarter acquisitions of FDH Bancshares, Inc., and West-Ark Bancshares, Inc. In addition, there were general repricings of the securities and loan portfolios in excess of increases in liability costs: the average yield on the securities portfolio increased to 6.07% in 1996 from 5.88% in 1995; and the average yield on the loan portfolio increased to 9.04% in 1996 from 8.83% in 1995.

    The Company's net interest spread increased to 3.82% in 1997 from 3.72% in 1996, while net interest margin increased to 4.69% in 1997 from 4.51% in 1996. Net interest spread represents the difference between the rates earned on assets and the rates paid on liabilities. Net interest margin measures the net interest income earned as a percentage of earning assets.

    Net interest spread and net interest margin increased in 1997 over 1996 as a result of the securities and loan portfolio repricing combined with an 8.9% growth in average loans and leases. The loan growth was due to internal growth, 6.0%, and acquisitions, 2.9%. Net interest spread and net interest margin increased in 1996 over 1995 for similar reasons.

    The Arkansas usury law, which applies to all of the Company's Arkansas affiliates, currently limits interest rates on all credit classifications, except single-family mortgages, to the St. Louis Federal Reserve Bank's discount rate plus 5%. There is a rate cap of the lesser of 17% or the discount rate plus 5% on consumer credit under the current law.

Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)
------------------------------------------------------------
(Dollars in Thousands)                      For the Years Ended December 31,
                                          ------------------------------------
                                             1997         1996         1995
                                          ----------   ----------   ----------
Interest income.......................... $  497,170   $  456,002   $  386,265
Fully tax-equivalent adjustment..........      5,397        4,760        4,627
                                          ----------   ----------   ----------
Interest income - FTE....................    502,567      460,762      390,892
Interest expense.........................    214,202      204,096      175,991
                                          ----------   ----------   ----------
Net interest income - FTE................ $  288,365   $  256,666   $  214,901
                                          ==========   ==========   ==========
Yield on earning assets - FTE............      8.17%        8.10%        7.90%
Cost of interest bearing liabilities.....      4.35%        4.38%        4.29%
Net interest spread - FTE................      3.82%        3.72%        3.61%
Net interest margin - FTE................      4.69%        4.51%        4.34%

NOTE: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35%, and is reduced for non-deductible carrying interest. Loan balances include non-accrual loans. See Note 1 of Notes to Consolidated Financial Statements for a description of the income recognition policy.

Interest Rate Sensitivity                             Principal Amount Maturing in:
December 31, 1997                  -------------------------------------------------------------------------------------------
(Dollars in thousands)            Jan-Jun   Jul-Dec                                              There-             Fair Value
                                   1998       1998       1999       2000      2001      2002      after      Total   12/31/97
                                ----------  ---------  ---------  ---------  --------  --------  ---------  -------- ---------

 Rate sensitive assets:
 Fixed interest rate loans.... $  993,040 $  561,245 $  595,111 $  412,311 $ 210,492 $ 229,754  $ 362,473 $3,364,426 $3,325,105
  Average interest rate.......       8.98%      9.22%      9.30%      9.43%     9.08%     8.89%      8.16%      9.04%
 Variable interest rate loans.    325,760    262,342    122,217     75,058    45,268    46,134     76,426    953,205    953,205
  Average interest rate.......       8.41%      8.45%      9.17%      9.24%     8.76%     8.33%      8.99%      8.64%
 Fixed interest rate securities   631,008    190,556    310,535    156,855   111,933    44,218    143,138  1,588,243  1,591,386
  Average interest rate.......       5.73%      5.90%      6.24%      6.33%     6.63%     7.13%      7.27%      6.56%
 Variable interest rate
  securities..................     17,848      2,302     42,400     11,263     6,447    10,763     39,372    130,395    129,189
  Average interest rate.......       5.71%      5.42%      6.85%      6.85%     6.58%     6.47%      6.19%      5.98%
 Other interest-bearing assets    198,505          -          -          -         -         -          -    198,505    198,505
  Average interest rate.......       4.91%         -          -          -         -         -          -       4.91%
                               ----------  ---------  ---------  ---------  --------  --------  ---------  ---------  ---------
 Total rate sensitive assets..  2,166,161  1,016,445  1,070,263    655,487   374,140   330,869    621,409  6,234,774  6,197,390

 Rate sensitive liabilities:
 Non interest-bearing checking $  316,139 $        - $  240,343 $  303,571 $ 122,266 $ 122,266 $  118,075 $1,222,660 $1,222,660
  Average interest rate.......          -          -          -          -         -         -          -          -
 Savings & interest-bearing
  deposits....................          -     83,466    622,963    567,319   281,847   142,736   285,472   1,983,803  1,983,803
  Average interest rate.......          -       2.73%      2.73%      2.73%     2.73%     2.73%     2.73%       2.73%
 Time deposits................  1,594,042    643,491    302,362    145,037    24,150    23,772     8,373   2,741,227  2,768,725
  Average interest rate.......       5.22%      5.60%      5.65%      6.13%     5.53%     5.68%     5.86%       5.41%
 Fixed interest rate borrowings   178,602         16         32      1,037       262        37       361     180,347    180,201
  Average interest rate.......       4.99%      6.29%      6.29%      5.90%     4.94%     6.29%     6.29%       5.00%
 Variable interest rate
  borrowings..................      22,941         -      5,000          -         -         -         -      27,941     27,941
  Average interest rate.......       4.34%         -       5.82%         -         -         -         -       4.63%
                               ----------  ---------  ---------  ---------  --------  --------  ---------  ---------  ---------
 Total rate sensitive
  liabilities.................  2,111,724    726,973  1,170,700  1,016,964   428,525   288,811   412,281   6,155,978  6,183,330

 Rate sensitive assets minus
  liabilities.................     54,437    289,472   (100,437)  (361,477)  (54,385)   42,058   209,128      78,796     14,060
 Cumulative interest rate
  sensitivity gap.............     54,437    343,909    243,472   (118,005) (172,390) (130,332)   78,796
 Cumulative rate sensitive assets
  to rate sensitive liabilities     102.6%     112.1%     106.1%      97.7%     96.8%     97.7%    101.3%
 Cumulative gap as a % of earning
  assets......................        0.9%       5.5%       3.9%      (1.9%)    (2.8%)    (2.1%)     1.3%

    Management has and will continue to monitor the interest rate sensitivity position of the Company, so as to balance assets and liabilities to minimize the effects associated with changes in the interest rate environment on the net interest margin and the net interest spread.

    One process for achieving this balance is to manage the adjusted interest rate sensitivity gap of the Company. Due to the large amount of loans subject to Arkansas usury statutes and the effect those statutes have on loan terms and structures, the Company has traditionally focused on its six month adjusted gap ratio with the target range being .90 to 1.10. The Company may move within this range to optimize the trade-off between the competitive market level of loan rates and the statutory caps which would be applicable to both fixed and variable rate loans.

    The Company has traditionally used net interest revenue simulation modeling with a variety of interest rate scenarios for the entire Company as well as for certain large affiliate banks. The Company also monitors economic valuation risk by measuring the sensitivity of the economic value of the Company's equity.

    Unlike previous years, current financial reporting standards require that the interest rate sensitivity analysis be based on contractual maturities rather than repricing terms. Certain non-interest bearing accounts such as checking accounts are included while others are not. The Company has chosen to spread non-maturity deposits over the same maturity spectrum as it uses in its economic value of equity modeling. The average rates are as of December 31, 1997. Based on these reporting criteria, the table indicates the Company is asset sensitive on a cumulative basis at both the six month and one year time periods. However, changes in net interest income are determined by the volumes of assets being repriced as well as the rates at which the assets and liabilities are repriced. For example, the rates paid on savings, NOW, and money market accounts tend to have a relatively low sensitivity to market interest rates. Adjusting these and all other balance sheet categories for their repricing terms and estimated sensitivity results in the Company having a ratio of cumulative assets to cumulative liabilities of .98 at the six month time period and 1.04 at the one year time period. The Company also reviews the gap position for periods in excess of one year, comparing certain longer term fixed rate assets to certain liabilities and equity.

Non-Interest Income
-------------------
    In addition to the net interest income increases, the Company has continued to expand and develop its sources of non-interest income. The primary sources of sustainable non-interest income are trust services, service charges on deposit accounts, mortgage services and sales of investment securities and annuities. During 1997, non-interest income increased 3.85% to $114.8 million from $110.6 million for 1996. The primary contributors to the increase were the bank acquisitions in 1997, increased service charges on consumer deposits and increased activity from the Company's trust and broker-dealer operations. During late 1995 and early 1996, the Company's mortgage subsidiary made several large loan servicing rights acquisitions which brought the Company's total servicing at December 31, 1996, to $7.3 billion. This compares to a $6.8 billion total servicing portfolio at December 31, 1997, resulting in a decrease in fee income from mortgage servicing activities. Excluding the investment securities gains and losses, and the decrease in fee income from mortgage servicing activities, non-interest income increased $8.5 million, or 12.5%.

     During 1996, non-interest income increased 39.5% from 1995. The primary contributors to this increase were the bank acquisitions in late 1995 and late 1996, an increased mortgage servicing portfolio due to loan servicing rights acquisitions mentioned previously, and increased activity from the Company's trust and broker-dealer operations. For a detailed analysis of the dollar and percent changes in non-interest income, see the accompanying table.

Non-Interest Income               For the Years
(Dollars in Thousands)                  Ended December 31,                 1997                  1996
                                  ------------------------------       Change from           Change from
                                    1997       1996       1995             1996                  1995
                                  --------   --------   --------   -------------------   -------------------
 Trust department income......... $ 13,779   $ 12,738   $ 11,461   $  1,041      8.17%   $  1,277     11.14%
 Mortgage servicing fee income...   37,905     42,140     22,312     (4,235)   (10.05)     19,828     88.87
 Broker-dealer operations income.    5,288      4,162      2,982      1,126     27.05       1,180     39.57
 Service charges on deposits.....   32,985     29,797     25,413      3,188     10.70       4,384     17.25
 Other service charges and fees..   15,831     13,935      9,308      1,896     13.61       4,627     49.71
 Investment securities losses, net     (87)       (43)      (418)       (44)   102.33         375    (89.71)
 Other income....................    9,101      7,821      8,180      1,280     16.37        (359)    (4.39)
                                  --------   --------   --------   --------              --------
 Total non-interest income....... $114,802   $110,550   $ 79,238   $  4,252      3.85%   $ 31,312     39.52%
                                  ========   ========   ========   ========              ========

    First Commercial Mortgage Company's operations are affected by interest rate fluctuations and market factors. Lower long-term interest rates normally increase new mortgage loan production volume, which in turn increases fee income and net interest income as a result of the higher average volume of mortgages held for sale. Lower long-term rates also increase prepayment speeds of mortgages on which mortgage servicing rights (MSRs) are currently held, which lower yields realized on the Company's investment in MSRs. Increased prepayment speeds also accelerate paid in full (PIF) interest expense owed to certain investors. PIF interest is the partial monthly interest in the month of payoff that is not payable by the mortgagor, but is receivable by the mortgage security holder.

    Higher long-term interest rates normally decrease the general volume of new mortgage originations, decreasing the volume of mortgages held for sale. These conditions result in reduced fee income and reduced net interest income. However, the Company's average net yield as a percentage of the balance held may increase if short-term rates do not change by a corresponding degree. Higher long-term rates also decrease the prepayment speed of mortgages on which MSRs are currently held, which in turn would increase the yield on the Company's investment in MSRs. Decreased prepayment speeds will also decrease PIF interest expense due to loans which pay off.

    The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. Periods of accelerated prepayments may result in future declines of income generated from the Company's loan servicing portfolio. Conversely, if mortgage interest rates increase, the value of the Company's loan servicing portfolio may be positively affected.

Non-Interest Expense
--------------------
    Non-interest expenses consist of salaries and benefits, occupancy, equipment and other expenses necessary for the operation of the Company. Management is committed to controlling and even reducing the level of non-interest expenses through improved efficiency and consolidation of certain activities to achieve economies of scale without sacrificing quality of service for our customers.

    Non-interest expense increased $12.1 million in 1997, of which virtually all were non-recurring costs including merger costs, an accrual for a dispute which arose with one of the mortgage subsidiary's investors, and a reserve for a lawsuit settlement at one of the Company's banking subsidiaries.

    Non-interest expense increased $41.1 million in 1996, of which $7.8 million is a result of the bank acquisitions in late 1995 and 1996. The primary contributors to the remaining increase were the amortization of mortgage servicing rights from First Commercial Mortgage Company's expansion of mortgage loan servicing activities, the expenses associated with the Company's investment in new technology, and non-recurring expense accruals relating to data processing conversions and legal expenses. These increases were offset by a substantial reduction in FDIC premiums due to the insurance fund reaching its target level.

    The Company has completed an inventory and assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the years 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $10 million, which includes $5 million for the purchase of new hardware and software that will be capitalized and $5 million for the modification of existing software that will be expensed as incurred. To date, the Company has incurred and expensed approximately $2.5 million ($1.5 million capitalized), primarily for the assessment of the Year 2000 issues and the development of a modification plan and purchase of new hardware.

    Our present schedule is to have programming changes largely completed and testing underway on mission critical applications by December 31, 1998, which is prior to any anticipated impact on our operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issues will not pose significant operational problems for our computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issues could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties.

    An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest margin on a tax-equivalent basis and non-interest income, excluding investment securities gains and losses. The Company's ratio improved from 54.78% in 1996 to 52.59% in 1997, exceeding its goal of 54%. The Company, in calculating its efficiency ratio has excluded the effect of the non-recurring income and expenses noted previously, as well as the effect of the Company's amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expense while increasing revenues. For a detailed analysis of the dollar and percent changes in non-interest expenses, see the accompanying table.

Non-Interest Expenses           For the Years
(Dollars in Thousands)                  Ended December 31,                1997                  1996
                                  ------------------------------       Change from           Change from
                                    1997       1996       1995            1996                  1995
                                  --------   --------   --------   -------------------   -------------------
 Salaries, wages and employee
  benefits....................... $112,517   $106,131   $ 88,753   $  6,386      6.02%   $ 17,378     19.58%
 Net occupancy...................   15,598     14,344     13,274      1,254      8.74       1,070      8.06
 Equipment.......................   15,831     14,596     10,829      1,235      8.46       3,767     34.79
 FDIC insurance..................      524      1,630      8,077     (1,106)   (67.85)     (6,447)   (79.82)
 Amortization of mortgage
  servicing rights...............   13,939     19,515      7,634     (5,576)   (28.57)     11,881    155.63
 Other real estate expense, net      2,412        318        330      2,094    658.49         (12)    (3.64)
 Other expenses..................   80,481     72,619     59,121      7,862     10.83      13,498     22.83
                                  --------   --------   --------   --------              --------
 Total non-interest expenses..... $241,302   $229,153   $188,018   $ 12,149      5.30%   $ 41,135     21.88%
                                  ========   ========   ========   ========              ========

Income Taxes
------------
    The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 33.9% for 1997, 34.6% for 1996, and 32.8% for 1995.
The increase in 1997 and 1996 is due primarily to a decrease in tax-exempt investment income as a percent of total net income. Generally, existing levels of pretax earnings are considered sufficient to generate the minimum amount of future taxable income needed to realize the Company's deferred tax assets. For more information, see Note 11 of Notes to Consolidated Financial Statements.

Loan and Lease Portfolio
------------------------
    At December 31, 1997, the Company's loan and lease portfolio, net of unearned income, reached $4.3 billion, an increase of 7.3% from year-end 1996's balance, primarily in the commercial and commercial real estate sectors. The Company has continued its policy of conservative lending, thereby avoiding significant risk areas, such as out-of-territory lending and highly leveraged transactions

    In keeping with this philosophy, the Company has no foreign loans, no loans outstanding to borrowers engaged in highly leveraged transactions, and no concentrations of credit to borrowers in any one industry. A concentration generally exists when more than 10% of total loans are outstanding to borrowers in the same industry.

    The business loan portfolio, totaling $892.8 million and approximately 20% of total loans at year end, consists of commercial, financial and agricultural loans and is comprised primarily of loans to customers in the regional trade area of the bank subsidiaries in Arkansas, East Texas, Northwest Louisiana and Memphis, Tennessee. The bank subsidiaries generally do not participate in credits of large, publicly traded companies unless operations are maintained in the local communities. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesale, retail, agri-business, insurance, financial services and other service businesses. Emphasis is upon middle-market and small businesses with known local management and financial stability. Continued growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management's consistent application and conservative underwriting standards. Risks associated with business loans such as financial performance, stability/longevity, loan structure, collateral and economic vulnerability, although not all inclusive, are considered in the underwriting process and loan monitoring.

    The portfolio of real estate-construction loans amounted to $241.2 million and approximately 6% of total loans at December 31, 1997. Management continues to maintain relatively low exposure in this category, being very conscious of the potential deterioration in market values of collateral for these types of loans. The portfolio consists of residential construction, commercial construction and land development loans, predominantly in the local markets of the Company's banking subsidiaries. Commercial construction loans are for small and medium-sized office buildings, manufacturing and warehousing facilities, strip shopping centers, apartment complexes and other commercial properties. Exposure to larger speculative office and rental space is minimal. Residential construction and land development loans are primarily located in the state of Arkansas and East Texas. Management considers the risk associated with real estate loans such as cash flows, interest rate changes, project completion and lease up, collateral, loan structure, regulatory and tax issues, financial structure of the borrower and financial stability and longevity of the borrower in the underwriting process.

    The mortgage loans in the real estate-mortgage category are extended predominately for owner-occupied residential properties. At December 31, 1997, there were $2.3 billion in loans outstanding ($1.2 billion in 1-4 family and $1.1 billion in commercial real estate loans, respectively), or 52% of total loans. Historically, the underwriting terms for real estate-mortgage loans have generally limited the borrowing availability such that an outstanding loan to a borrower would not exceed a percentage of the appraised value of the real estate. These percentages vary according to the type of real estate securing the mortgage loan and range from a low of 65% on mortgage loans secured by undeveloped land, to 80% for home equity loans, up to a high of 85% on 1-4 family residential mortgage loans. The credit quality of real estate-mortgage loans at December 31, 1997, is considered to be above average.

    The consumer loan portfolio, totaling $883.1 million or 20% of total loans, consists of both secured and unsecured loans to individuals for various personal reasons such as automobile financing, home improvements, recreational and educational purposes. Current delinquency ratios have increased over unsustainably low levels experienced in previous years. However, management does not anticipate current ratios to result in significant changes in loss trends.

Loan and Lease Risk Management
------------------------------
    The Company, in keeping with its focus on goals of strength, profitability and growth, in that order of priority, manages and controls the risk in the loan and lease portfolio through various strategies. The Asset Quality Committee, an independent committee of the Company's Board of Directors, actively reviews and approves overall corporate loan policies and procedures and monitors asset quality trends and concentrations of credit by loan size and industry. A corporate "in-house lending limit" has been set to reduce the risk in the event that a borrower fails to perform, with any exception requiring approval at the corporate level. The in-house lending limit represents only 21% of the combined corporate legal lending limit. At December 31, 1997, the Company had only one funded credit, which accounted for 27% of the combined corporate legal lending limit, exceeding the in-house limit. Loans and leases are also monitored for loan quality through risk ratings as defined in the Company's credit policy.

    During 1997, Federal and State regulatory agencies completed asset quality examinations at all of the Company's subsidiary banks. The Company's level and classification of potential problem loans identified as part of management's routine internal risk rating system was not altered significantly as a result of this regulatory examination process.

  The Asset Quality Committee has established various lending standards such as in-house lending limits, concentrations of credit, collateral requirements, loan to value guidelines, and exceptions to policies, and monitors each affiliate bank as to its performance to these standards. An asset quality index is also used. This index has seven key ratios of even weight that are monitored for each affiliate bank to determine its composite grade. The composite grade is also used by the Company's Loan Review Division to assist in establishing the scope and frequency of reviews.

    The Loan Review Division is an independent function of the Asset Quality Committee. Loan Review's function complements and reinforces the risk identification and assessment of our lenders, provides the Company with an early warning identification system of deteriorating assets, reviews for adherence to credit policies and procedures, and provides the Committee and management with reports regarding the overall quality of the loan portfolio and other bank assets with credit risk.

Asset Quality
-------------
    Management's on-going review of the loan portfolio results in the transfer of loans to non-accrual status when doubt as to collectibility of principal or interest exists under the original terms. In addition, the accrual of income is discontinued if, in the opinion of management, the borrower will be unable to meet future contractual obligations. Loans may be placed on non-accrual status even though the presence of collateral may be sufficient to provide for ultimate repayment. During the first quarter of 1995, the Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Due to the Company's loan classification policies, adoption of Statement 114 and Statement 118 has had no material impact on the Company's results of operations.

    As can be seen in the accompanying table entitled Asset Quality, net charge-offs were .33% of average loans and leases in 1997 compared to .18% in 1996 and .07% in 1995. The relatively low levels of net charge-offs reflect the favorable asset quality that the Company has experienced from the generally positive economic environment in the Company's markets, and the conservative approach applied to its lending policies.

Asset Quality                                           As of and For the Years Ended December 31,
                                                     ----------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                     ----------  ----------  ----------  ----------  ----------
 Net charge-offs to average loans and leases........       .33%        .18%        .07%        .04%        .14%
 Allowance for possible loan and lease
  losses to total loans and leases..................      1.85%       1.55%       1.46%       1.62%       2.01%
 Non-performing loans to total loans
  and leases........................................      1.00%        .68%        .47%        .47%        .63%

Provision and Allowance for Possible Loan and Lease Losses
----------------------------------------------------------
    The allowance for loan and lease losses is the amount deemed by management to be adequate to provide for possible losses on loans and leases that may become uncollectible. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense.

    The principal areas of risk are in the commercial and industrial, and commercial real estate loan portions of the portfolio. Accordingly, these areas have been allocated the largest portion of the reserve. Management attempts to control these risks by maintaining a diverse portfolio with no significant concentrations and through an aggressive real estate writedown policy. Also, the Company has only 44 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risk.

    A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past eight years. At December 31, 1997, the Company's ratio was 185.39%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and restructured loans), $1.85 is set aside in the Company's reserve to cover possible losses. The ratio at December 31, 1997, represents a decrease from the December 31, 1996, ratio of 227.94%. The respective increase in non-performing loans was primarily due to the first quarter acquisition of W.B.T. Holding Company and the second quarter acquisition of C.N.B. Whitehouse, as 1996 data was not restated to include these mergers.

    Another indication of reserve adequacy is the allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, restructured debt, repossessed assets, and other real estate owned). At December 31, 1997, this ratio was 196.90%, down from 271.15% at December 31, 1996, indicating that the Company has $1.97 set aside in reserves for every dollar of non-performing assets. Although both of the reserve adequacy ratios have decreased from the high levels experienced in previous years, they continue to reflect the approach the Company has taken in regard to building reserves for possible future losses.

    As of December 31, 1997, the allowance for loan and lease losses equaled $80.0 million or 1.85% of total loans and leases, as compared to $62.5 million or 1.55% of total loans and leases at December 31, 1996. The provision for possible loan and lease losses was $28.3 million in 1997, as compared to $13.3 million in 1996, and $4.4 million in 1995. The 1997 provision included a special provision of $17 million, or $0.29 per share after taxes, recorded in the third quarter. This increase to the allowance for possible loan and lease losses was prompted by regulators' cautions to the financial services industry regarding reserve levels, and the Company's decreasing non-performing loan coverage ratios caused by the substantial acquisition activity during 1997. Note that the amount charged to operations and the related balance in the allowance for possible loan and lease losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimation of future potential losses.

Investment Portfolio
--------------------
    The book value of investment securities for each of the last three years and the maturity and yield distribution of investment securities at December 31, 1997, are presented in the accompanying tables. Pursuant to Statement of Financial Accounting Standards No. 115, the securities classified as held-to-maturity are carried at amortized cost and those classified as available-for-sale and trading are carried at fair value.

Liquidity
---------
    Long-term liquidity is a function of a large core deposit base and a strong capital position. Core deposits, which consist of total deposits less certificates of deposit of $100,000 and over, represent the Company's largest and most important funding source. The capital position of the Company is a result of internal generation of capital and earnings retention. The Company manages dividends to retain sufficient capital for long-term liquidity and growth. Average total core deposits increased $378 million or 8% during 1997. The increase in average core deposits was a result of the Company's attempt to provide its customers a wide range of new and competitive deposit products. Presented in the accompanying table are certificates of deposit and other time deposits of $100,000 and over, by time remaining to maturity. Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity. As can be seen from the table below, the Company's ratios have increased from 1996 to 1997 and 1995 to 1996, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's core deposit base. However, the Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide several alternatives for future financing and long-term liquidity needs.

Loan-to-Deposit Ratios for the Years:          1997      1996      1995
--------------------------------------------  ------    ------    ------
Average loans and leases to average deposits 72.98% 71.95% 70.38% Average loans and leases to average
  core deposits                               83.90%    83.20%    75.43%

    Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Amounts and interest rates related to federal funds purchased and securities sold under agreement to repurchase for the last three years are presented in the accompanying table. Average short-term borrowings exceeded average short-term investments by $11.8 million in 1997, $37.6 million in 1996 and $100.8 million in 1995.

    This trend during 1996 and 1997 reflects an adjustment of the Company's interest rate risk position between short term investments and the longer term securities portfolio, as well as reduced parent company borrowings following the divestiture of certain Southwest Bancshares bank subsidiaries in the third quarter of 1997. Future short term liquidity needs for daily operations are not expected to vary significantly and management believes that the Company's level of liquidity is sufficient to meet current funding requirements.

Capitalization
--------------
    The Company maintains its goal of providing a strong capital position while earning an acceptable return for its shareholders. Management will use the additional financial leverage provided by internal generation of capital and recent acquisitions in pursuit of above average return opportunities. A position of strength is important to the Company's customers, investors and regulators.

    At year-end 1997, the Company's equity to asset ratio was 9.45% compared to 8.43% at year-end 1996 and 8.06% at year-end 1995. At December 31, 1997, the Company's leverage, tier I and total risk-based capital ratios substantially exceeded the regulatory minimum levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.

    While management plans to maintain the Company's strong capital base, it recognizes the need to effectively manage capital levels as they relate to asset growth. In order to avoid declining return on equity ratios, management will continue to evaluate options to utilize excess capital thereby improving return on equity.

    The Company is not aware of any current recommendations by any regulatory authorities which, if they were implemented, are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

                                                        December 31,
                                     Regulatory ---------------------------
                                      Minimum    1997      1996       1995
                                     --------   -------   -------   -------
Leverage ratio ......................   3.00%     9.01%     7.99%     7.31%
Tier I risk-based capital ratio......   4.00%    12.74%    11.60%    11.51%
Total risk-based capital ratio.......   8.00%    13.60%    12.46%    12.34%

Dividend Policy
---------------
    The Company's long-term dividend policy is to pay between 35% and 40% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. Annual dividends per share have been increased in each of the past three years from $.70 in 1995, to $.80 in 1996, and $.97 in 1997. In 1997, the Company increased its dividend rate for the eleventh consecutive year, bringing the annual rate at the end of the year to $1.12 per share. In 1997, the Company declared a five percent stock dividend to stockholders of record on December 15, 1997; and in 1996, the Company declared a five percent stock dividend to shareholders of record on October 31, 1996. In addition, in 1995, the Company declared a seven percent stock dividend to shareholders of record on December 14, 1995. Accordingly, all per share data has been restated to reflect these increases in shares outstanding.

    The cash dividend payout ratios for the past three years were 37.20% in 1997, 33.59% in 1996, and 34.29% in 1995. The Company's Board of Directors reviews the cash dividend policy and payout levels annually in the fourth quarter. See Note 4 to the audited consolidated financial statements for description of regulatory restrictions on subsidiary banks' ability to pay dividends to parent company.

    The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "FCLR" and is quoted on NASDAQ's National Market System.
The high and low bid prices of the common stock, as reported by NASDAQ, and the dividends declared per share can be seen in the quarterly operating results table on page 73. On December 31, 1997, there were 4,725 shareholders of record. Additionally, 2,235 persons were holders of record of Company common stock on December 31, 1997, through various stock ownership plans of the Company.

                REPORTS OF MANAGEMENT AND INDEPENDENT AUDITORS

REPORT OF MANAGEMENT
--------------------
    The financial statements and related financial information presented herein were prepared by management in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. The Company maintains an accounting system and related controls that are sufficient to provide reasonable assurance that assets are safeguarded, and that transactions are properly authorized and recorded. The concept of reasonable assurance is based on the recognition that the cost of an accounting and control system must be related to the benefits derived. The accounting system and related controls are monitored by an extensive internal audit program and tested by the Company's independent auditors in accordance with generally accepted auditing standards. The Company's internal auditor and independent auditors meet regularly with the Audit Committee of the Board of Directors to ensure that respective responsibilities are being properly discharged and to discuss the results of audits.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------
The Board of Directors and Stockholders of First Commercial Corporation

    We have audited the accompanying consolidated balance sheets of First Commercial Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit 1996 and 1995 financial statements of Southwest Bancshares, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 12.4% in 1996 and total revenues constituting 11.8% in 1996 and 11.0% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Southwest Bancshares, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and, for 1996 and 1995 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commercial Corporation at December 31, 1997, and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

Little Rock, Arkansas
January 20, 1998, except for Note 18
as to which the date is February 8, 1998

CONSOLIDATED STATEMENTS OF INCOME                               Years Ended December 31,
                                                                    ------------------------------------------
(Dollars In Thousands Except for Share Data)                            1997           1996           1995
                                                                    ------------   ------------   ------------
 Interest income
   Loans and leases, including fees................................ $    387,744   $    355,784   $    298,166
   Short-term investments..........................................        9,073          7,701          5,341
   Investment securities - taxable.................................       88,634         81,933         73,043
                         - non-taxable.............................       11,693         10,549          9,711
   Trading account securities......................................           26             35              4
                                                                    ------------   ------------   ------------
     Total interest income.........................................      497,170        456,002        386,265
 Interest expense                                                   ------------   ------------   ------------
   Interest on deposits............................................      203,144        192,512        162,549
   Short-term borrowings...........................................       10,124          9,962         11,204
   Long-term debt..................................................          934          1,622          2,238
                                                                    ------------   ------------   ------------
     Total interest expense........................................      214,202        204,096        175,991
                                                                    ------------   ------------   ------------
 Net interest income................................................     282,968        251,906        210,274
 Provision for possible loan and lease losses (Note 7).............       28,332         13,269          4,368
                                                                    ------------   ------------   ------------
   Net interest income after provision for
     possible loan and lease losses................................      254,636        238,637        205,906
 Other income
   Trust department income.........................................       13,779         12,738         11,461
   Mortgage servicing fee income...................................       37,905         42,140         22,312
   Broker-dealer operations income.................................        5,288          4,162          2,982
   Service charges on deposits.....................................       32,985         29,797         25,413
   Other service charges and fees..................................       15,831         13,935          9,308
   Investment securities losses, net...............................          (87)           (43)          (418)
   Other income....................................................        9,101          7,821          8,180
                                                                    ------------   ------------   ------------
     Total other income............................................      114,802        110,550         79,238
 Other expenses
   Salaries, wages and employee benefits (Note 14).................      112,517        106,131         88,753
   Net occupancy...................................................       15,598         14,344         13,274
   Equipment.......................................................       15,831         14,596         10,829
   FDIC insurance..................................................          524          1,630          8,077
   Amortization of mortgage servicing rights.......................       13,939         19,515          7,634
   Other real estate expense, net..................................        2,412            318            330
   Other expenses..................................................       80,481         72,619         59,121
                                                                    ------------   ------------   ------------
     Total other expenses..........................................      241,302        229,153        188,018
                                                                    ------------   ------------   ------------
 Income before income taxes........................................      128,136        120,034         97,126
 Income tax provision (Note 11)....................................       43,502         41,480         31,892
                                                                    ------------   ------------   ------------
 Net income before extraordinary items.............................       84,634         78,554         65,234
 Extraordinary item, net of income taxes of $9,659 (Note 2)........       15,425              -              -
                                                                    ------------   ------------   ------------
 Net income (Note 2)............................................... $    100,059   $     78,554   $     65,234
                                                                    ============   ============   ============


CONSOLIDATED STATEMENTS OF INCOME (Continued)              Years Ended December 31,
                                                                    ------------------------------------------
(Dollars In Thousands Except for Share Data)                            1997           1996           1995
                                                                    ------------   ------------   ------------
 Weighted average number of common shares
   outstanding during the period - basic...........................  37,486,476     35,648,472     34,221,166
 Dilutive potential common shares..................................     435,476        384,813        317,939
                                                                    ------------   ------------   -----------

 Weighted average number of shares - assuming dilution.............  37,921,952     36,033,285     34,539,105
                                                                    ============   ============   ===========
Basic earnings per common share (Note 12)
   Net income before extraordinary items........................... $       2.26   $       2.20   $       1.91
   Extraordinary item..............................................         0.41              -              -
                                                                    ------------   ------------   ------------
   Net income per common share..................................... $       2.67   $       2.20   $       1.91
                                                                    ============   ============   ============

 Diluted earnings per common share (Note 12)
   Net income before extraordinary items........................... $       2.23   $       2.18   $       1.89
   Extraordinary item..............................................         0.41              -              -
                                                                    ------------   ------------   ------------
   Net income per common share..................................... $       2.64   $       2.18   $       1.89
                                                                    ============   ============   ============

 See accompanying notes.


CONSOLIDATED BALANCE SHEETS                                                    December 31,
                                                                                   ---------------------------
(Dollars in Thousands)                                                                 1997           1996
                                                                                   ------------   ------------
 Assets
  Cash and due from banks (Note 4)................................................ $    397,361   $    368,249
  Federal funds sold..............................................................      173,794        286,581
                                                                                   ------------   ------------
   Total cash and cash equivalents................................................      571,155        654,830
  Investment securities held-to-maturity, estimated market value
   $410,620 ($511,302 in 1996) (Notes 4 & 5)......................................      408,683        512,495
  Investment securities available-for-sale (Notes 4 & 5)..........................    1,309,955      1,109,708
  Trading account securities......................................................          149            196
  Loans and leases, net of unearned income (Note 6)...............................    4,317,631      4,024,635
  Allowance for possible loan and lease losses (Note 7)...........................      (79,970)       (62,495)
                                                                                   ------------   ------------
   Net loans and leases...........................................................    4,237,661      3,962,140
  Bank premises and equipment, net (Note 8).......................................      124,872        126,647
  Other real estate owned, net of allow. for poss. losses of $2 ($87 in 1996).....        5,658          2,398
  Other assets (Notes 3, 11 & 14).................................................      229,119        242,804
                                                                                   ------------   ------------
 Total assets..................................................................... $  6,887,252   $  6,611,218
                                                                                   ============   ============
 Liabilities and Stockholders' Equity
  Deposits
   Non-interest bearing transaction accounts...................................... $  1,222,660   $  1,090,401
   Interest bearing transaction and savings accounts..............................    1,983,803      1,933,713
   Certificates of deposit $100,000 and over (Note 9).............................      727,000        776,935
   Other time deposits.(Note 9)..................................................     2,014,227      1,959,229
                                                                                   ------------   ------------
    Total deposits................................................................    5,947,690      5,760,278
  Short-term borrowings (Note 9)..................................................      203,185        195,941
  Other liabilities...............................................................       80,161         68,648
  Long-term debt (Note 10)........................................................        5,103         28,751
                                                                                   ------------   ------------
    Total liabilities.............................................................    6,236,139      6,053,618
 Commitments and Contingencies (Note 14 & 16)
 Stockholders' equity (Notes 4, 10, & 13)
  Preferred stock, 400,000 shares authorized
   Series 1991 Permanent, $1 par value, none issued...........................                -              -
  Common stockholders' equity, 50,000,000 shares authorized
   Common stock, $3 par value, 37,578,681 shares issued
    and outstanding (35,564,721 in 1996)............................................    112,736        101,618
   Capital surplus................................................................      359,629        263,090
   Retained earnings..............................................................      174,423        191,813
   Net unrealized gains on available-for-sale securities, net of income tax.......        4,325          1,079
                                                                                   ------------   ------------
    Total common stockholders' equity.............................................      651,113        557,600
                                                                                   ------------   ------------
 Total liabilities and stockholders' equity....................................... $  6,887,252   $  6,611,218
                                                                                   ============   ============
See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             Unrealized
                                                    Common             Retained  Gains and  Treasury
(In Thousands Except for Share Data)                 Stock    Surplus  Earnings  (Losses)    Stock     Total
                                                   --------- --------- --------- --------- --------- ---------
 Balance - January 1, 1995, as previously reported $  71,325 $ 109,167 $ 170,132 $  (7,433)$       - $ 343,191
 Adjustment for pooling-of-interests
  business combinations.........................      13,638    23,186    24,066    (1,347)        -    59,543
                                                   --------- --------- --------- --------- --------- ---------
 Balance - January 1, 1995, as restated.........      84,963   132,353   194,198    (8,780)        -   402,734

 Change in unrealized gains (losses),
  net of income taxes of $5,409.................                                    10,045              10,045
 Net income.....................................                          65,234                        65,234
 Cash dividends - $.70 per common share.........                         (22,370)                      (22,370)
 Stock dividend, 7%.............................       5,362    52,345   (57,751)                          (44)
 Stock options exercised, including tax
  benefits (Note 13)............................         177       958                                   1,135
 Issuance of stock by Southwest Bancshares, Inc.       1,549     5,947                                   7,496
 Purchase of treasury stock, 219,009 shares.....                                              (5,245)   (5,245)
 Common stock issued, 3,012 shares..............           8        53                                      61
 Acquisition of FDH Bancshares, Inc.,
  1,487,510 shares..............................       3,226    32,116                         5,245    40,587
 Acquisition of West-Ark Bancshares, Inc.,
  759,739 shares................................       1,932       380     5,421      (260)        -     7,473
                                                   --------- --------- --------- --------- --------- ---------
 Balance - December 31, 1995....................      97,217   224,152   184,732     1,005         -   507,106

 Change in unrealized gains (losses),
 net of income taxes of $46.....................                                        86                  86
 Net income.....................................                          78,554                        78,554
 Cash dividends - $.80 per common share.........                         (26,386)                      (26,386)
 Purchase of treasury stock, 230,487 shares.....                                             ( 6,368)   (6,368)
 Stock dividend, 5%.............................       3,476    36,735   (46,354)              6,099       (44)
 Stock options exercised, including tax
  benefits (Note 13)............................         158       548                             6       712
 Sale of treasury stock, 7,718 shares...........                                                 223       223
 Common stock issued, 3,022 shares..............           8        99                                     107
 Purchase of minority shares, Springhill
  Bank & Trust, 1,883 shares....................                    15                            40        55
 Acquisition of Security National Bank,
  265,812 shares................................         759     1,541     1,267       (12)        -     3,555
                                                   --------- --------- --------- --------- --------- ---------
 Balance - December 31, 1996 ...................     101,618   263,090   191,813     1,079         -   557,600


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                                                Unrealized
                                                    Common             Retained  Gains and  Treasury
(In Thousands Except for Share Data)                 Stock    Surplus  Earnings  (Losses)    Stock     Total
                                                   --------- --------- --------- --------- --------- ---------
Balance - December 31, 1996 ....................     101,618   263,090   191,813     1,079         -   557,600
Change in unrealized gains (losses),
  net of income taxes of $1,632.................                                     3,032               3,032
 Net income.....................................                         100,059                       100,059
 Cash dividends - $.97 per common share.........                         (37,224)                      (37,224)
 Stock dividend, 5%.............................       5,361    94,529   (99,976)                          (86)
 Stock options exercised, including tax
 benefits (Note 13).............................         440     1,170                                   1,610
 Purchase of treasury stock, 184 shares.........                                                  (3)       (3)
 Common stock issued, 1,470 shares..............           2        28                             1        31
 Purchase of minority shares of
  Springhill Bank & Trust, 253 shares...........           1        10                             2        13
 Acquisition of W.B.T. Holding Company, Inc.
  1,430,050 shares..............................       4,086              14,628       214              18,928
 Acquisition of City National Bank,
  152,752 shares................................         436     1,289        14                         1,739
 Acquisition of First Charter Bancshares, Inc.,
  277,439 shares................................         792      (487)    5,109         -         -     5,414
                                                   --------- --------- --------- --------- --------- ---------
 Balance - December 31, 1997....................   $ 112,736 $ 359,629 $ 174,423 $   4,325 $       - $ 651,113
                                                   ========= ========= ========= ========= ========= =========
 See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS                           Years Ended December 31,
                                                                   ------------------------------------------
(Dollars in Thousands)                                                 1997           1996           1995
                                                                   ------------   ------------   ------------
 Net income....................................................... $    100,059   $     78,554   $     65,234
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Extraordinary gain on sale of institutions (Note 2)                   (25,084)             -              -
  Depreciation....................................................       13,212         12,570         10,451
  Amortization....................................................       17,629         23,180         10,100
  Provision for possible loan and lease losses....................       28,332         13,269          4,368
  Deferred income taxes...........................................       (9,738)        (6,438)        (1,406)
  Loss on sale of investment securities available-for-sale........           87             43            418
  Gain on sale of equipment.......................................         (227)            (9)          (146)
  Loss (gain) on sale of other real estate........................          121           (940)          (950)
  Writedowns of other real estate.................................          626            106             75
  Equity in undistributed earnings of unconsolidated subsidiary...       (1,669)        (1,440)        (1,777)
  Decrease (increase) in trading securities.......................          192            255           (435)
  Net unrealized gain on trading securities.......................           (4)            (2)            (1)
  Decrease (increase) in mortgage loans held for resale...........       (2,194)       104,891       (105,385)
  Increase (decrease) in income taxes payable.....................        4,428             23          7,204
  Decrease (increase) in interest and other receivables...........          236           (317)        (8,104)
  Increase (decrease) in interest payable.........................       (1,361)         1,581          6,632
  Increase in accrued expenses....................................       15,395          1,994          9,447
  Increase in prepaid expenses....................................         (646)        (2,317)        (2,484)
                                                                   ------------   ------------   ------------
 Net cash provided by (used in) operating activities..............      139,394        225,003         (6,759)

 INVESTING ACTIVITIES
  Proceeds from sales of investment securities available-for-sale.       46,270        118,454        128,576
  Proceeds from maturing investment securities available-for-sale.      857,071        908,377        321,591
  Proceeds from maturing investment securities held-to-maturity...      817,695        452,783        554,308
  Purchases of investment securities available-for-sale...........   (1,047,478)    (1,064,584)      (603,529)
  Purchases of investment securities held-to-maturity.............     (739,121)      (486,471)      (244,431)
  Proceeds from sale of institutions, net of funds sold (Note 2)         23,698              -              -
  Purchases of institutions, net of funds acquired (Note 2)              32,471          7,259         38,380
  Net increase in loans and leases................................     (256,312)      (266,728)      (437,717)
  Capital expenditures............................................      (16,351)       (12,822)       (18,013)
  Proceeds from sale of bank premises and equipment...............        3,878          3,040          2,731
  Purchased mortgage servicing rights and
    changes in other assets, net..................................        1,081        (18,842)       (71,705)
  Proceeds from sales of other real estate........................        3,765          3,241          4,277
                                                                   ------------   ------------   ------------
 Net cash used in investing activities............................     (273,333)      (356,293)      (325,532)


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)         Years Ended December 31,
                                                                   ------------------------------------------
(Dollars in Thousands)                                                 1997           1996           1995
                                                                   ------------   ------------   ------------
 FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
   and savings accounts...........................................       45,899        231,321        275,504
  Net increase in time deposits...................................       45,775         50,030        223,662
  Net increase (decrease) in short-term borrowings................        5,089        (53,828)        49,171
  Repayment of long-term debt.....................................      (11,827)        (2,337)        (7,325)
  Proceeds from long-term debt....................................        1,000          6,340         10,550
  Proceeds from issuance of common stock..........................           31            107          7,557
  Purchases of treasury stock.....................................           (3)        (6,368)        (5,245)
  Sales of treasury stock.........................................            -            223              -
  Purchase of partial shares resulting from stock splits/
    stock dividends...............................................          (86)           (44)           (44)
  Stock options exercised.........................................        1,610            712          1,135
  Cash dividends paid on common stock.............................      (37,224)       (26,386)       (22,370)
                                                                   ------------   ------------   ------------
 Net cash provided by financing activities........................       50,264        199,770        532,595

 Net increase (decrease) in cash and cash equivalents.............      (83,675)        68,480        200,304
 Cash and cash equivalents at beginning of year...................      654,830        586,350        386,046
                                                                   ------------   ------------   ------------
 Cash and cash equivalents at end of year......................... $    571,155   $    654,830   $    586,350
                                                                   ============   ============   ============
 See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
    First Commercial Corporation ("Company") is a multi-bank holding company headquartered in Little Rock, Arkansas, which owns 100% of twenty-six affiliate banks and 50% of two affiliate banks. The Company's affiliate banks provide traditional commercial, retail and correspondent banking services and offer a broad range of specialized services. The Company's principal markets include the state of Arkansas, East Texas, Northwest Louisiana and Memphis, Tennessee. The Company's non-bank subsidiaries include a mortgage company, trust company, investment banking company, factoring company and leasing company that serve principally the same markets as the banking affiliates.

Use of Estimates
----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investment and Trading Account Securities
-----------------------------------------
    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Accordingly, stockholders' equity at December 31, 1997, has been increased by $3.0 million (net of $1.6 million in deferred income taxes) to reflect the net unrealized holding gain on securities classified as available-for-sale. Also, stockholders' equity at December 31, 1996, has been increased by $86,000 (net of $46,000 in deferred income taxes) to reflect the net unrealized holding gain on securities classified as available-for-sale. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

    Gains and losses on the sale of investment securities are computed using the specific identification method. The income tax benefit related to such net security losses was $30,450, $15,050 and $146,300 for the years ended December 31, 1997, 1996, and 1995, respectively.

Broker-Dealer Company
---------------------
    One of the Company's banking subsidiaries operates First Commercial Investments, Inc. ("FCII"), a broker-dealer company which has a customer base principally located within the states of Arkansas and Texas. FCII is a party to financial instruments with off-balance-sheet risk in its normal course of business. FCII is required, in the event of the non-delivery of customers' securities owed FCII by other broker-dealers, or by its customers, to purchase identical securities in the open market. Such purchases might result in losses not reflected in the accompanying consolidated financial statements. The market values of securities owed FCII approximate the amounts payable.

    Receivables and payables to customers arise from cash transactions executed by FCII on their behalf. Receivables are collateralized by securities with market values in excess of the amounts due. The Company's policy is to monitor the market value of collateral and request additional collateral when required. Such collateral is not reflected in the accompanying consolidated financial statements. At December 31, 1997, and 1996, receivables from and payables to other brokers and dealers amounted to $841,355 and $649,068, respectively.

    In accordance with industry practice, FCII records securities transactions executed on behalf of its customers on the settlement date, which is generally three business days or the next business day after the trade date. The risk of loss on unsettled transactions is the same as settled transactions and relates to the customer's or broker's inability to meet the terms of their contracts.

Loans
-----
    Loans generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

    NONACCRUAL LOANS. Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES. The allowance for possible loan and lease losses is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.

    Statement 114, as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," prescribes how the allowance for possible loan and lease losses related to impaired loans should be determined. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. Under the new Statements, the amount of the allowance for possible loan and lease losses related to individual loans that are identified for evaluation in accordance with Statement 114 is determined based on estimates of expected cash flows on each such loan which are then discounted using that loan's effective interest rate. Alternatively, the fair value of the collateral is used to determine the allowance for credit losses related to identified collateral dependent loans. The determination of the allowance for possible loan and lease losses for the remainder of the loan portfolio takes into consideration the risk classification of loans and application of loss estimates to these classifications. Statement 114 specifically excludes from the definition of impaired loans large groups of smaller balance homogenous loans. In accordance with these Statements, the Company considers all non-accrual loans excluding credit card loans, residential mortgage loans, consumer installment loans and loans held for resale by the Company's mortgage banking subsidiary, as impaired loans.

    The allowance for possible loan and lease losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Mortgage Loan Servicing
-----------------------
    Mortgage loans serviced by the Company's mortgage banking subsidiary are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these mortgage loans were $6.8 billion and $7.3 billion at December 31, 1997 and 1996, respectively. Loan servicing fees are included in income as related loan payments from mortgagees are collected.

    Originated and purchased mortgage servicing rights are amortized using the cash flow method, based on estimated future net servicing revenues.
Management estimates the value of the servicing rights originated by the Company's mortgage banking subsidiary and the servicing rights acquired from third parties at December 31, 1997, to be approximately $76.04 million based on an independent impairment analysis. For purposes of measuring impairment, mortgage servicing rights are stratified on the basis of interest rates and investor types.

Derivative Financial Instruments
--------------------------------
    The Company's investment policies do not allow the purchase of derivative financial instruments for trading purposes. The only derivative financial instruments owned by the Company have been issued for purposes other than trading and include mortgages held for sale, unfunded loan commitments and unsettled security purchase or sale agreements (see Broker-Dealer Company).

    Real estate loans of approximately $42.2 million and $40.0 million at December 31, 1997, and 1996, respectively, held for resale by the Company's mortgage banking subsidiary, are valued at the lower of cost or market on an aggregate basis. To manage the interest rate risk exposure related to these real estate loans, the Company's mortgage banking subsidiary pre-sells these loans to third parties. At December 31, 1997, all but $3.7 million of these real estate loans had been pre-sold.

    Interest rate risk related to unfunded loan commitments (see Note 16) is managed by only issuing such instruments with short repricing terms. These commitments are recorded as loans are funded.

Bank Premises and Equipment and Depreciation
--------------------------------------------
    Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided for financial statement purposes by the straight-line method over an estimated useful life of 1 to 50 years for building and improvements, 3 to 30 years for leasehold improvements, and 1 to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes.

Foreclosed Assets
-----------------
    Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

    Foreclosed assets initially are recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate expense.

Income Taxes
------------
    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Investments - Security National Bank and Trust Company, Oklahoma National Bank and Real Estate
------------------------------------------------------------------------------
    The Company's fifty percent investment in Security National Bank and Trust Company of Norman, Oklahoma, and Oklahoma National Bank in Duncan, Oklahoma is accounted for using the equity method. The Company, through one of its subsidiaries, owns an interest in two real estate partnerships. These investments are also accounted for using the equity method of accounting since they represent significant influence but not control for the Company.

Earnings Per Common Share
-------------------------
    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share considers the dilutive effects of the Company's outstanding stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Stock Option Plan
-----------------
    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because, as discussed in Note 13 to the Consolidated Financial Statements, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 13).

Stock Dividends
---------------
    All share and per share amounts for 1997, 1996, and 1995, set forth in the consolidated financial statements and notes thereto have been retroactively adjusted for a five percent stock dividend declared November 1997, and payable January 1998, a five percent stock dividend declared October 1996, and payable November 1996, and a seven percent stock dividend declared November 1995, and payable January 1996.

Financial Statement Presentation
--------------------------------
    Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and disclosure rules for the sale, securitization, and servicing of receivables and other financial assets. Statement 125 provides guidance for establishing whether a transfer of financial assets is a sale or a financing. Under Statement 125, the seller is required to use the "financial components" approach to measure gain or loss on the transaction. Under this approach, the seller would record at fair value whatever new instruments it obtains and would derecognize financial assets for which control has been surrendered based on the relative fair value of the components transferred and those retained. Statement 125 is effective for transactions occurring after December 31, 1996, regardless of the Company's fiscal year end or when the securitization was originally established. The Company adopted Statement 125 effective January 1, 1997, which is applied prospectively from the date of adoption. The adoption did not have a material effect on the Company's financial position or results of operations.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." Statement 129 consolidates existing guidance relating to disclosure about a company's capital structure. Statement 129 was adopted on December 31, 1997. The adoption did not have a material impact on the Company's capital structure disclosures.

    In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." The Company will be required to adopt the provisions of Statement 130 effective January 1, 1998. Statement 130 requires the reporting and display of the components of comprehensive income in interim and annual financial statements. The Company expects to identify the components of comprehensive income in its statement of changes in shareholders' equity beginning in 1998.

    In June 1997, the FASB also issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." Statement 131 will be required to be adopted by the Company effective January 1, 1998. Statement 131 requires segment information to be reported using a management approach rather than the industry approach under the current standard. Management has not completed its analysis of the requirements of Statement 131 to determine the Company's reportable segments.

Supplemental Cash Flow Disclosures
----------------------------------
    For purposes of the statement of cash flows, the Company includes cash and due from banks, Federal funds sold and securities purchased under agreements to resell as cash equivalents. Cash payments for interest were approximately $215.6 million, $202.5 million and $169.4 million for 1997, 1996, and 1995, respectively. Transfers from loans to other real estate owned were $7.0 million, $2.4 million and $2.3 million during 1997, 1996, and 1995, respectively.

    Institutions acquired in non-cash transactions for which prior period financial data has not been restated consisted of the following for years 1997, 1996 and 1995:

                                    Total          Total          Total
                                    Assets         Loans         Deposits
                               -------------  -------------  -------------
1997........................   $ 379 Million  $ 243 Million  $ 337 Million
1996........................      39 Million     17 Million     36 Million
1995........................     482 Million    281 Million    451 Million

Reclassifications
-----------------
    Certain reclassifications of 1996 and 1995 amounts have been made to conform with the 1997 presentation.

NOTE 2:  ACQUISITIONS

    On January 31, 1997, through a joint venture with Arvest Bank Group of Bentonville, Arkansas, the Company purchased a 50% interest in Oklahoma National Bank of Duncan, Oklahoma, which had assets of $60 million, loans of $43 million, and deposits of $55 million.

    On February 13, 1997, the Company acquired all of the outstanding common stock of W.B.T. Holding Company, Memphis, Tennessee, in exchange for 1,430,050 Company common shares. This transaction was accounted for as a pooling of interests. The results of W.B.T. Holding Company are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. W.B.T. Holding Company had approximately $267 million in assets, $181 million in loans, and $236 million in deposits.

   On April 17, 1997, the Company acquired all of the outstanding common stock of City National Bank, Whitehouse, Texas, in exchange for 152,752 shares of Company common stock. The transaction was accounted for as a pooling of interests. The results of City National Bank are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. City National had approximately $39 million in assets, $30 million in loans, and $37 million in deposits.

    On May 15, 1997, the Company acquired all of the outstanding common stock of Southwest Bancshares, Inc., Jonesboro, Arkansas, in exchange for 3,582,865 shares of the Company's common stock. The transaction was accounted for as a pooling of interests, and all prior period financial information has been restated to include this acquisition. Southwest Bancshares, Inc., had approximately $847 million in assets, $610 million in loans, and $741 million in deposits.

    On July 1, 1997, the Company acquired all of the outstanding common stock of First Central Corporation, Searcy, Arkansas, in exchange for 1,732,461 Company common shares. This transaction was accounted for as a pooling of interests, and all prior period financial information has been restated to include this acquisition. First Central Corporation was the parent of First National Bank, Searcy, Arkansas, which had approximately $269 million in assets, $142 million in loans and $237 million in deposits.

    On August 1, 1997, pursuant to regulatory requirements based on market share issues, the Company divested of First Bank of Arkansas, Russellville and First Bank of Arkansas, Searcy, both of which were subsidiaries of Southwest Bancshares, Inc. The two banks were purchased by Simmons First National Corporation of Pine Bluff, Arkansas, for $53 million in cash. The resulting gain of $15.4 million after tax is reported as an extraordinary item in the accompanying consolidated financial statements.

    On October 31, 1997, the Company acquired all of the outstanding stock of First Charter Bancshares, Inc. ("First Charter") in exchange for 277,439 Company common shares. This transaction was accounted for as a pooling of interests. The results of First Charter are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. First Charter had assets of approximately $71 million and a mortgage loan servicing portfolio of approximately $400 million. On November 21, 1997, Charter State Bank's Beebe branch merged with

First Commercial's Searcy affiliate, First National Bank of Searcy, and its North Little Rock branch merged with First Commercial Bank of Little Rock. First Charter's mortgage subsidiary, Charter Mortgage & Investments, Inc., was merged with First Commercial Mortgage Company.

    On October 1, 1997, the Company announced that Kemmons Wilson, Inc. will merge with the Company. Kemmons Wilson, Inc. is the parent company of KW Bancshares, Inc., which owns Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank has assets of $488 million and services approximately $1 billion in residential mortgage loans. Federal Savings Bank has 15 branches located in Rogers, Bentonville, Fort Smith, West Memphis, and Little Rock, Arkansas, as well as Memphis, Tennessee. This transaction is expected to close in the first quarter of 1998 and will be accounted for as a purchase, with the Company reporting KW Bancshares' operations from the closing date. The Company expects to record costs in excess of fair value of the net assets acquired of $25 million in connection with this acquisition.

    Combined and separate 1997 operating results of First Commercial Corporation and all 1997 acquisitions up through the merger dates are as follows:
                                                     Total           Net
(Dollars in Thousands)                             Revenue         Income
                                                 ------------   ------------
First Commercial Corporation.................... $    567,035   $     93,477
W.B.T. Holding Co. (through 2/13/97)............        3,806            484
City National Bank (through 3/31/97)............          891              6
Southwest Bancshares, Inc. (through 4/30/97)....       23,765          3,128
First Central Corporation (through 6/30/97).....       10,522          2,233
First Charter Bancshares (through 10/31/97).....        5,953            731
                                                 ------------   ------------
Combined........................................ $    611,972   $    100,059
                                                 ============   ============

The following table shows the effect of the pooling-of-interests acquisitions of Southwest Bancshares, inc. and First Central Corporation on previously reported results of operations. The pro forma data is based on pre-acquisition earnings and is not necessarily indicative of future performance.

                                                     1996          1995
                                                 ------------   ------------
Total Revenue:
 As previously reported......................... $    479,885   $    396,170
 Southwest Bancshares, Inc......................       66,604         51,301
 First Central Corporation......................       20,063         18,032
                                                 ------------   ------------
 As restated.................................... $    566,552   $    465,503
                                                 ============   ============

 Net Income:
  As previously reported........................ $     68,562   $     56,910
  Southwest Bancshares, Inc.....................        5,730          4,612
  First Central Corporation.....................        4,262          3,712
                                                 ------------   ------------
  As restated................................... $     78,554   $     65,234
                                                 ============   ============

NOTE 3:  INTANGIBLE ASSETS

    Intangible assets are included in other assets and consist of goodwill, debt issuance costs, core deposit intangibles and mortgage servicing rights. These assets are being amortized over periods ranging from one to twenty-five years. Goodwill and identifiable intangibles at December 31, 1997, and 1996, had an original cost of $54.8 million and $55.4 million, respectively, and are amortized using the straight line method. The original cost of mortgage servicing rights originated by the Company's mortgage banking subsidiary and acquired from third parties, which are not included in the previous totals as they have resale value, totaled $92.4 million and $88.4 million at December 31, 1997, and 1996, respectively. During 1997 and 1996, mortgage servicing rights of $4.2 million and $9.5 million, respectively, were capitalized. Accumulated amortization of intangible assets totaled $72.6 million and $55.9 million at December 31, 1997, and 1996, respectively. The Company's equity capital, excluding all intangible assets except mortgage servicing rights, was $612.6 million and $515.6 million at December 31, 1997 and 1996, respectively.

NOTE 4:  PLEDGED ASSETS AND REGULATORY RESTRICTIONS

    Investment securities having a carrying value of $872.5 million and $901.3 million at December 31, 1997, and 1996, respectively, were pledged to secure public and trust deposits and certain borrowed funds.

    The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the Federal Reserve Bank, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Arkansas State Bank Department. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and its subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios as set forth in the accompanying table. Management believes, as of December 31, 1997 and 1996, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

    The Company's actual capital ratios along with those of its significant subsidiary, First Commercial Bank, N.A., of Little Rock, Arkansas, are shown below.

                                                                        First Commercial     First Commercial
                                                                          Corporation           Bank, N.A.
                                                                       As of December 31,   As of December 31,
                                                         Regulatory    ------------------   ------------------
                                                          Minimum        1997      1996       1997      1996
                                                        ------------   --------  --------   --------  --------
  Leverage ratio .......................................     3.00%        9.01%     7.99%      7.10%     7.32%
  Tier I risk-based capital ratio ......................     4.00%       12.74%    11.60%      9.89%     9.63%
  Total risk-based capital ratio .......................     8.00%       13.60%    12.46%     11.06%    10.70%


    As of December 31, 1997 and 1996, the most recent notification from the regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or its subsidiary banks' category.

    Subsidiary banks are restricted by banking regulatory agencies from making dividend payments above prescribed limits and are limited in making loans and advances to the Company. At December 31, 1997, approximately $57 million was available for payment of dividends by the Company's subsidiary banks without the approval of regulatory authorities.

    Under Federal Reserve regulation, the subsidiary banks are also limited as to the amount they may loan to their affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1997, the maximum amount available for transfer from the subsidiary banks to the Company in the form of loans approximated $57 million.

    Subsidiary banks are required by bank regulatory agencies to maintain certain minimum balances of non-interest bearing deposits primarily with the Federal Reserve. At December 31, 1997, these required balances aggregated approximately $61 million.

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities at December 31, 1997, are as follows:

                                                                     Held-to-maturity
                                                     ------------------------------------------------
                                                                    Gross        Gross     Estimated
                                                     Amortized   Unrealized   Unrealized     Market
          (Dollars in Thousands)                        Cost        Gains        Losses       Value
                                                     ----------  -----------  -----------  ----------
          U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies............ $  273,783  $       651  $      (332) $  274,102

          Obligations of states and
               political subdivisions...............     76,872        1,934          (69)     78,737

          Corporate securities......................      1,941           13           (4)      1,950

          Mortgage-backed securities................     55,584          178         (426)     55,336

          Other debt securities.....................        503            -           (8)        495
                                                     ----------  -----------  -----------  ----------
                     Totals......................... $  408,683  $     2,776  $      (839) $  410,620
                                                     ==========  ===========  ===========  ==========

                                                                    Available-for-sale
                                                     -----------------------------------------------
                                                                    Gross        Gross     Estimated
                                                     Amortized   Unrealized   Unrealized     Market
          (Dollars in Thousands)                        Cost        Gains        Losses       Value
                                                     ----------  -----------  -----------  ----------
          U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies............ $  946,417  $     2,456  $      (668) $  948,205

          Obligations of states and
               political subdivisions...............    169,158        4,112         (160)    173,110

          Corporate securities......................      5,442           42           (5)      5,479

          Mortgage-backed securities................    152,029        1,776         (846)    152,959

          Other debt securities.....................     30,255          150         (203)     30,202
                                                     ----------  -----------  -----------  ----------
                     Totals......................... $1,303,301  $     8,536  $    (1,882) $1,309,955
                                                     ==========  ===========  ===========  ==========

The amortized cost and estimated market values of investment securities at December 31, 1996, are as follows:

                                                                    Held-to-maturity
                                                     -----------------------------------------------
                                                                   Gross        Gross        Estimated
                                                     Amortized   Unrealized   Unrealized      Market
          (Dollars in Thousands)                       Cost        Gains        Losses         Value
                                                     ---------   ----------   ----------     ---------
          U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies............ $ 359,499   $      739   $   (1,498)    $ 358,740

          Obligations of states and
               political subdivisions...............    76,518        1,197         (792)       76,923

          Corporate securities......................     2,010           17           (3)        2,024

          Mortgage-backed securities................    71,962          312       (1,147)       71,127

          Other debt securities.....................     2,506            5          (23)        2,488
                                                     ---------   ----------   ----------     ---------
                     Totals......................... $ 512,495   $    2,270   $   (3,463)    $ 511,302
                                                     =========   ==========   ==========     =========

                                                                    Available-for-sale
                                                     -----------------------------------------------
                                                                   Gross        Gross        Estimated
                                                     Amortized   Unrealized   Unrealized      Market
          (Dollars in Thousands)                       Cost        Gains        Losses         Value
                                                     ---------   ----------   ----------   -----------
          U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies............$  737,531   $    2,620   $   (1,698)   $  738,453

          Obligations of states and
               political subdivisions...............   152,741        2,043         (544)      154,240

          Corporate securities......................    12,671           67          (20)       12,718

          Mortgage-backed securities................   183,029        1,782       (2,467)      182,344

          Other debt securities.....................    22,082          109         (238)       21,953
                                                     ---------   ----------   ----------    ----------
                     Totals.........................$1,108,054   $    6,621   $   (4,967)   $1,109,708
                                                     =========   ==========   ==========     =========

    On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale. At the date of transfer the amortized cost of those securities was $370.0 million and the unrealized loss on those securities was $3.5 million, which is included in stockholders' equity.

    During the years ended December 31, 1997, 1996 and 1995, investment securities available-for-sale with a fair value at the date of sale of $34.9 million, $56.9 million and $84.2 million, respectively were sold. The gross realized gains on such sales totaled $2,761, $209,458 and $200,398, respectively. The gross realized losses totaled $89,305, $252,458 and $558,686, respectively. Additionally, recognized losses of $59,469 were recorded on other debt securities in the Company's portfolio in 1995.

    The amortized cost and estimated market value of securities at December 31, 1997, by contractual maturity, are shown in the accompanying table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held-to-maturity
                                                  ---------------------------
                                                   Amortized      Estimated
     (Dollars in Thousands)                           Cost       Market Value
                                                  ------------   ------------
     Due in one year or less..................... $    159,049   $    158,691
     Due after one year through five years.......      154,781        155,845
     Due after five years through ten years......       27,201         28,032
     Due after ten years.........................       12,068         12,716
                                                  ------------   ------------
                                                       353,099        355,284
     Mortgage-backed securities..................       55,584         55,336
                                                  ------------   ------------
                                                  $    408,683   $    410,620
                                                  ============   ============

                                                      Available-for-sale
                                                  ---------------------------
                                                   Amortized      Estimated
     (Dollars in Thousands)                           Cost       Market Value
                                                  ------------   ------------
     Due in one year or less..................... $    627,136   $    627,381
     Due after one year through five years.......      403,624        406,285
     Due after five years through ten years......       73,611         75,540
     Due after ten years.........................       46,901         47,790
                                                  ------------   ------------
                                                     1,151,272      1,156,996

     Mortgage-backed securities..................      152,029        152,959
                                                  ------------   ------------
                                                  $  1,303,301   $  1,309,955
                                                  ============   ============

NOTE 6:  LOANS AND LEASES

    Loans and leases consist of the following:

 (Dollars in Thousands)                          1997            1996
                                             ------------    ------------
 Commercial and financial................... $    784,998    $    733,678
 Agricultural...............................      107,848          91,980
 Real estate - construction.................      241,185         248,534
             - mortgage.....................    2,259,751       2,065,299
 Loans for purchasing or carrying securities        9,742           9,497
 Consumer...................................      883,059         864,782
 Direct lease financing.....................       39,264          38,914
 Other......................................       27,199          15,183
                                             ------------    ------------
                                                4,353,046       4,067,867
 Unearned income............................      (35,415)        (43,232)
                                             ------------    ------------
 Loans and leases, net of unearned income... $  4,317,631    $  4,024,635
                                             ============    ============

    At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $18.9 million and $8.1 million, respectively, all of which were on a nonaccrual basis. These loans had a related allowance for credit losses of $4.7 million and $1.8 million, respectively. At December 31, 1997 and 1996, there were no impaired loans that, as a result of writedowns, did not have an allowance for credit losses. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996, was approximately $13.5 million and $4.8 million, respectively. For the years ended December 31, 1997 and 1996, the interest income recognized using the cash basis method of income recognition on impaired loans was immaterial.

    Most of the Company's business activity is with customers located in the state of Arkansas, East Texas, Northwest Louisiana and Memphis, Tennessee.
The Company's subsidiary banks grant commercial and financial, agri-business, real estate construction and mortgage, and consumer loans. The loan portfolio is diversified with no industry comprising greater than 10 percent of the total outstandings.

    Certain of the directors and officers of the Company, its subsidiaries, and companies in which they have a 10% or more interest, are customers of, and have transactions with, the Company's subsidiary banks in the ordinary course of business. In the opinion of management, all loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not include more than a normal risk of collectibility and do not involve any unfavorable features. The aggregate balance of such loans at December 31, 1997 and 1996, was $162.5 million and $132.2 million, respectively. Transactions during 1997 included new loans amounting to $103.1 million and repayments amounting to $74.6 million.

NOTE 7:  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

    Transactions in the allowance for possible loan and lease losses are as follows:

(Dollars in Thousands)                         1997        1996        1995
                                             --------    --------    --------
Balance - January 1.......................   $ 62,495    $ 56,129    $ 49,150
Recoveries credited to allowance..........      4,764       3,520       3,979
Provision charged to operating expense....     28,332      13,269       4,368
Loans and leases charged off..............    (18,716)    (10,560)     (6,434)
Allowance resulting from acquisitions/sales     3,095         137       5,066
                                             --------    --------    --------
Balance - December 31.....................   $ 79,970    $ 62,495    $ 56,129
                                             ========    ========    ========

NOTE 8:  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

 (Dollars in Thousands)                                1997        1996
                                                     --------    --------
  Land............................................   $ 20,439    $ 19,635
  Building and improvements.......................    122,063     124,305
  Leasehold improvements..........................     12,322       9,480
  Equipment.......................................    101,657      92,140
                                                     --------    --------
                                                      256,481     245,560
  Less accumulated depreciation
    and amortization..............................    131,609     118,913
                                                     --------    --------
                                                     $124,872    $126,647
                                                     ========    ========
NOTE 9:  DEPOSITS AND SHORT-TERM BORROWINGS

At December 31, 1997, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
1998..............................................$ 2,237,533
1999..............................................    302,362
2000..............................................    145,037
2001..............................................     24,150
2002 and thereafter...............................     32,145
                                                  -----------
                                                  $ 2,741,227
                                                  ===========
Short-term borrowings consist of the following:
(Dollars in Thousands)                                 1997        1996
                                                     --------    --------
Federal funds purchased...........................   $ 23,254    $  7,874
Securities sold under agreements to repurchase....    156,990     128,915
Committed lines of credit.........................          -      31,750
Other.............................................     22,941      27,402
                                                     --------    --------
                                                     $203,185    $195,941
                                                     ========    ========

    The maximum amount of outstanding repurchase agreements at any month-end during the year ended December 31, 1997, was $157.0 million. The average daily amount of outstanding repurchase agreements for the year ended December 31, 1997, was $125.2 million. The investment securities underlying the repurchase agreements were held under the Company's control.

    The Company has a $30.0 million and a $50.0 million committed line of credit from two unaffiliated banks. Amounts borrowed under the $30.0 million agreement are subject to a variable interest rate that is based on the London InterBank Offered Rate plus 3/4 of 1% (6.47% at December 31, 1997). Amounts borrowed under the $50.0 million agreement are subject to an interest rate which is set monthly by the lender on a floating basis (6.31% at December 31, 1997). As of December 31, 1997, the Company had no borrowings under these agreements.

NOTE 10:  LONG-TERM DEBT

    Long-term debt consists of the following:

(Dollars in Thousands)                                   1997      1996
                                                       --------  --------
Note payable to Federal Home Loan Bank, interest at
 London InterBank Offered Rate plus .10%, due 2001
 (5.79% at December 31, 1997)......................... $  5,000  $  5,000
Notes payable to Federal Home Loan Bank, weighted
 average interest rate of 6.68%, payable monthly
 including interest for 15 years......................       -     13,404
Revolving credit loan with a financial institution,
 interest at New York Prime, due 2003 (8.25% at
 December 31, 1996)...................................       -      9,250
8.85% note -- payable $1,071,428 annually to 1997.....       -      1,071
Other.................................................      103        26
                                                       --------  --------
                                                       $  5,103  $ 28,751
                                                       ========  ========
    Maturities of long-term debt for years subsequent to December 31, 1997, are as follows (dollars in thousands): 1998 - $34,; 1999 - $36; 2000 - $17;
2001 - $5,003; 2002 - $4; and $9 thereafter.

NOTE 11:  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997, and 1996, are as follows:

(Dollars in Thousands)                                   1997        1996
                                                     --------    --------
Deferred tax assets:
 Loan loss reserve...................................$ 27,193    $ 20,344
 Cost of mortgage servicing..........................   3,232       5,113
 Other - net.........................................  10,670       6,519
                                                     --------    --------
         Total deferred tax assets...................  41,095      31,976
                                                     --------    --------
Valuation allowance..................................    (664)       (804)
                                                     --------    --------
Net deferred tax assets..............................  40,431      31,172
                                                     --------    --------
Deferred tax liabilities:
 Operating leases....................................   4,636       4,660
 Net pension benefit.................................   6,160       5,543
 Basis adjustment - purchase accounting..............   2,533       2,514
 Property, plant and equipment.......................   2,764       2,880
 Other - net.........................................   5,825       3,336
                                                     --------    --------
         Total deferred tax liabilities..............  21,918      18,933
                                                     --------    --------
              Net deferred tax assets................$ 18,513    $ 12,239
                                                     ========    ========

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance equal to approximately the amount of acquired tax operating loss carryforwards in excess of the subsidiaries' future taxable items in the carryforward periods. The valuation allowance relates solely to the State First National Bank, Texarkana, Texas; Kilgore First National Bank, Kilgore, Texas; and First Bank of Arkansas, Jonesboro, Arkansas, net operating loss carryforwards.

    At December 31, 1997, State First National Bank, Kilgore First National Bank and First Bank of Arkansas had net operating loss carryforwards of approximately $916,000, $994,000 and $257,000, respectively, for Federal income tax purposes. The carryforwards can only be used against taxable income of the respective financial institutions and expire in 2004 and 2008. Additionally, provisions of the Internal Revenue Code limit the annual utilization of the net operating loss carryforwards. As the valuation allowance is reduced, the amounts will be applied to reduce goodwill recorded in connection with the purchase of both State First National Bank and Kilgore First National Bank.

    Significant components of the provision for income taxes attributable to continuing operations are as follows:

(Dollars in Thousands)                   1997        1996        1995
                                       --------    --------    --------
Current:
  Federal............................. $ 51,007    $ 43,709    $ 31,032
  State...............................    2,233       4,209       2,266
                                       --------    --------    --------
  Total current.......................   53,240      47,918      33,298
                                       --------    --------    --------
Deferred benefit:
  Federal.............................   (8,488)     (5,620)     (1,251)
  State...............................   (1,250)       (818)       (155)
                                       --------    --------    --------
  Total deferred benefit..............   (9,738)     (6,438)     (1,406)
                                       --------    --------    --------
Provision for income taxes............ $ 43,502    $ 41,480    $ 31,892
                                       ========    ========    ========

    The Company also recorded taxes of $9.7 million associated with the gain on sale of two banking affiliates as required by the regulators. The gain on sale was reported as an extraordinary item.

    The components of the provision for deferred income taxes for the years ended December 31, 1997, 1996, and 1995, are as follows:

(Dollars in Thousands)                   1997        1996        1995
                                       --------    --------    --------
Provision for possible loan and lease
  losses.............................. $ (6,606)   $ (3,608)   $   (907)
Net pension benefit...................      608         528         763
Operating lease.......................       81         545         916
Cost of mortgage servicing............   (1,725)     (4,406)          -
Deferred expenses.....................   (2,413)          -           -
Other.................................      317         503      (2,178)
                                       --------    --------    --------
Provision for deferred income taxes... $ (9,738)   $ (6,438)   $ (1,406)
                                       ========    ========    ========

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense is:

(Dollars in Thousands)                   1997        1996        1995
                                       ---------   ---------   ---------
Tax at U.S. statutory rate............     35.0%       35.0%       35.0%
Non-taxable interest income...........     (2.9)       (2.9)       (3.3)
State income tax expense,
  net of Federal income tax benefit...      0.5         1.8         1.4
Equity in earnings of unconsolidated
  subsidiary..........................     (0.3)       (0.3)       (0.5)
Other, net............................      1.6         1.0         0.2
                                       ---------   ---------   ---------
Effective income tax rate.............     33.9%       34.6%       32.8%
                                       =========   =========   =========

    Cash income taxes paid during 1997, 1996 and 1995, were $59.4 million, $47.3 million and $28.9 million, respectively.

NOTE 12:  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

(Dollars in Thousands, Except Per Share)     1997        1996        1995
                                           --------    --------    --------
Numerator:
 Net income before extraordinary items.... $ 84,634    $ 78,554    $ 65,234
 Extraordinary item, net of income taxes
   of $9,659..............................   15,425           -           -
                                           --------    --------    --------
 Net income   ............................  100,059      78,554      65,234
 Preferred stock dividends................        -           -           -
 Effect of dilutive securities............        -           -           -
                                           ---------   ---------   --------
 Numerator for basic and diluted EPS...... $100,059    $ 78,554    $ 65,234
                                           =========   =========   ========
Denominator:
 Denominator for basic EPS-weighted
  shares outstanding...................... 37,486,476  35,648,472  34,221,166
 Effect of dilutive securities:
 Employee stock options...................    435,476     384,813     317,939
                                           ----------  ----------  ----------
 Denominator for diluted EPS-adjusted
  weighted average shares and assumed
  conversion.............................  37,921,952  36,033,285  34,539,105
                                           ==========  ==========  ==========
Basic earnings per share.................  $     2.67  $     2.20  $     1.91
                                           ==========  ==========  ==========
Diluted earnings per share...............  $     2.64  $     2.18  $     1.89
                                           ==========  ==========  ==========

    Options to purchase 166,543 shares of common stock at $55 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 13:  STOCK OPTIONS

    Executives and other key officers have been granted options to purchase the Company's common shares. The Company's 1987 Incentive and Nonqualified Stock Option Plan, which expired in February 1997, was renewed as the 1997 Incentive Stock Plan (the "Plan"), for an additional ten-year term. The Company has authorized 2,963,892 shares under the Plan. All options granted have ten-year terms and vest ratably over a five-year period.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options issued from 1995 through 1997 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

For the two grants during 1995 the weighted-average assumptions were: risk-free interest rates of 7.1% and 5.6%; dividends yields of 3.4% and 3.1%; volatility factors of the expected market price of the Company's common stock of .20 and .19; and a weighted-average expected life of the option of 7 years. For the grant during 1996, the weighted-average assumptions were: risk-free interest rate of 6.3%; dividend yield of 2.7%; volatility factor of the expected market price of the Company's common stock of .18; and a weighted-average expected life of the option of 7 years. For the grants during 1997, the weighted-average assumptions were: risk-free interest rate of 5.9%; dividend yield of 2.3% volatility factor of the expected market price of the Company's common stock of .18 and a weighted-average expected life of 7 years. The weighted-average fair value of options granted during 1995, 1996 and 1997 is estimated at $5.97, $9.13 and $13.84 per share, respectively.

    The Black-Scholes option valuation model was developed for use in estima-ting the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different form those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair vale of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1997, 1996 and 1995 is not indicative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

(In Thousands Except for Per Share Data)      1997       1996       1995
                                           --------   --------   --------
Pro forma net income.......................$ 99,712   $ 78,367   $ 65,161
Pro forma basic earnings per share.........$   2.66   $   2.20   $   1.90
Pro forma diluted earnings per share.......$   2.65   $   2.20   $   1.90

    Presented below is the activity in the Plan for the three years in the period ended December 31, 1997, and certain other information concerning the Plan.

                                       Number of Shares
                                         Under Option                        Option Price
                                -------------------------------  --------------------------------------
                                             Non-                Weighted Avg
                                Incentive  Qualified    Total    Exercise Price   Total         Per Share
                                ---------  ---------  ---------  --------------  -----------    ------------
          Outstanding at
            January 1, 1995....    70,152    642,876    713,028    $ 11.96       $ 8,527,917    $ 5.63-17.76
          Granted..............         -    273,787    273,787      24.81         6,793,263     20.77-29.14
          Exercised............   (22,863)   (46,457)   (69,320)      9.58          (663,854)     5.63-17.76
          Forfeited............         -    (15,756)   (15,756)     17.79          (280,326)    15.34-20.77
                                ---------  ---------  ---------                  -----------
          Outstanding at
            December 31, 1995..    47,289    854,450    901,739      15.94       $14,377,000      5.63-29.14
          Granted..............         -    138,193    138,193      35.48         4,903,088           35.48
          Exercised............    (5,113)   (52,891)   (58,004)     10.03          (581,779)     5.63-20.77
          Forfeited............         -    (24,528)   (24,528)     18.80          (461,206)    15.34-29.14
                                ---------  ---------  ---------                  -----------
          Outstanding at
            December 31, 1996..    42,176    915,224    957,400      19.05       $18,237,103      5.63-35.48
          Granted..............         -    167,068    167,068      54.95         9,180,335     38.99-55.00
          Exercised............   (22,107)  (128,143)  (150,250)      8.28        (1,244,346)     5.63-35.48
          Forfeited............         -    (25,388)   (25,388)     27.40          (695,728)    15.34-35.48
                                ---------  ---------  ---------                  -----------
          Outstanding at
            December 31, 1997..    20,069    928,761    948,830    $ 26.85       $25,477,364    $ 6.32-55.00
                                =========  =========  =========                  ===========

    The information concerning current outstanding and exercisable options at December 31, 1997, is as follows:

                                    Options Outstanding                          Options Exercisable
                      -------------------------------------------------    --------------------------------
                                          Weighted
                                           Average
                                          Remaining        Weighted                            Weighted
        Range of          Options        Contractual        Average            Options          Average
     Exercise Prices    Outstanding    Life (in years)  Exercise Price       Exercisable    Exercise Price
     ---------------  -------------    ---------------  ---------------    -------------    ---------------
          < $10             125,262            0.8            $  6.53            125,262          $  6.53
        $10 - $20           284,103            5.7              16.96            237,941            16.84
        $20 - $30           243,185            7.6              24.99            100,850            24.99
        $30 - $40           129,737            9.0              35.49             30,037            35.48
        $40 - $50                 -              -                  -                  -                -
        $50 - $60           166,543            9.9              55.00                  -                -
                            -------                                              -------
                            948,830                                              494,090
                            =======                                              =======

NOTE 14:  EMPLOYEE BENEFIT PLANS

    The Company has a salary deferral retirement savings plan qualified under
Section 401(k) of the Internal Revenue Code for the benefit of all qualifying employees who have completed one year of service. Participants in the Plan may make deferral contributions to the Plan which are 100% vested at all times. The Company matches a minimum of 30% of the employee's contributions up to 6% of salary. After five years of service, the Company matches 40% of the employee's contributions up to 6% of salary. Company-matching contributions are fully vested after five years of service. In 1997, 1996, and 1995, the Company made contributions of $1.6 million, $1.5 million and $1.1 million respectively, to the 401(k) Plan.

    On December 16, 1997, the Company granted a total of 100,295 stock unit awards to certain employees. Each unit award is based on the valuation of one share of the Company's common stock, and vests over five years. Cash payments of one-third of the vested amount will be made at the end of years three, four and five, based on the market value of the Company's common stock on the anniversary dates. Upon change of control of the Company, all nonvested units will vest 100% and be payable as of the closing date of the control change. Compensation expense will be accrued over the five-year vesting period, adjusted for changes in the value of the Company's common stock, unless change of control occurs at which time total expense would be accrued.

    The Company has defined benefit pension plans which provide benefits to substantially all employees. Benefits under these plans generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for Federal income tax purposes. Pension (cost) benefit is summarized as follows:
                                          1997        1996        1995
(Dollars in Thousands)                  --------    --------    --------
Service cost........................... $ (2,532)   $ (2,198)   $ (1,723)
Interest cost..........................   (3,227)     (2,656)     (2,240)
Actual return on plan assets...........   12,480       6,395      10,201
Net amortization and deferral..........   (6,718)       (958)     (5,057)
                                        --------    --------    --------
Total pension benefit.................. $      3    $    583    $  1,181
                                        ========    ========    ========
    The status of the defined benefit plans at December 31 is as follows:

                                          1997        1996        1995
(Dollars in Thousands)                  --------    --------    --------
Actuarial present value of benefit obligations:
  Vested benefits...................... $ 35,969    $ 32,518    $ 26,975
  Nonvested benefits...................    2,499       2,151       2,494
                                        --------    --------    --------
                                        $ 38,468    $ 34,669    $ 29,469
                                        ========    ========    ========
Fair value of plan assets.............. $ 70,315    $ 58,192    $ 52,514
Projected benefit obligation...........  (45,002)    (40,371)    (33,701)
Plan assets in excess of                --------    --------    --------
  projected benefit obligation.........   25,313      17,821      18,813
Unrecognized net (gain) loss...........   (6,277)        946        (511)
Unrecognized net transition asset......   (2,753)     (3,566)     (4,294)
                                        --------    --------    --------
Prepaid pension costs.................. $ 16,283    $ 15,201    $ 14,008
                                        ========    ========    ========

    The expected long-term rate of return on the plans' assets was 9.0% for 1997, 1996, and 1995. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.5%, respectively, at December 31, 1997, 1996 and 1995. The plans' assets are invested in diversified portfolios that primarily consist of equity and debt securities of which 143,896 shares, 218,629 shares and 249,856 shares at December 31, 1997, 1996, and 1995, respectively, were in the Company's common stock. The fair value of these shares at December 31, 1997, was $8.4 million and the cash dividends paid on these shares during 1997 were $193 thousand. Also included in these securities were investments in various common trust funds administered by First Commercial Trust Company, a subsidiary of the Company, of 936,798 shares, 799,484 shares, and 568,308 shares at December 31, 1997, 1996, and 1995, respectively.

NOTE 15:  FAIR VALUES OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 1997, and 1996.

CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values.

INVESTMENT SECURITIES AND TRADING ACCOUNT SECURITIES - Fair values for investment securities are based on quoted market prices. Investment securities available for sale and trading account securities are carried at fair value.

LOANS, NET OF UNEARNED INCOME - Fair values for loans with variable rates are considered to be carrying value, adjusted for changes in credit risk since origination of the loans. Fair values for loans with fixed rates are based upon the discounting of the estimated future cash flows of the instrument. The future cash flows were estimated using the actual yield for each specific loan category after adjustment to allocate the expenses of origination and servicing of the loans. The discount rate to bring the future cash flows to present value was estimated based upon a risk-free rate derived from the Treasury yield curve, adjusted for the credit risk of the loan portfolio, allocation of expenses and a prepayment fee premium.

NON-INTEREST BEARING DEPOSITS AND INTEREST BEARING TRANSACTION ACCOUNTS AND SAVINGS ACCOUNTS WITH VARIABLE RATES - The carrying amounts of these liabilities approximate market. Accordingly, carrying value is the disclosed fair value for these deposit liabilities. Statement 107 defines the fair value of demand deposits as the amount payable on demand, and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is estimated to be approximately $164.6 million at December 31, 1997, and $158.4 million at December 31, 1996. This component is estimated using the method described for interest bearing deposits with the addition of certain retention and profitability projections.

INTEREST BEARING DEPOSITS - The fair value of these liabilities has been estimated based upon the projected future cash flows for these accounts. The future cash flows were estimated using the actual interest expense for these deposit accounts plus adjustments for the estimated expenses incurred in the carrying of these accounts less estimated service charges. The future cash flows are discounted at a risk-free rate derived from the Treasury yield curve plus allocated expenses less estimated service charge income. The fair value of these accounts is included in the total fair value of deposit liabilities disclosed above.

SHORT-TERM BORROWINGS - The carrying amounts reported in the balance sheet for short-term borrowings approximate those liabilities' fair values.

LONG-TERM DEBT - The fair value of these liabilities has been estimated based upon the discounted future cash flows. The discount rate used included a risk-free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position.

OFF-BALANCE-SHEET ITEMS - The estimated fair value of loan commitments and letters of credit is determined based upon the Company's current fee structure and is considered immaterial at December 31, 1997, and December 31, 1996.

          (Dollars in Thousands)                  December 31, 1997           December 31, 1996
                                               ------------------------    ------------------------
                                                Carrying     Estimated      Carrying     Estimated
                                                 Amount      Fair Value      Amount      Fair Value
                                               ----------    ----------    ----------    ----------
          Financial assets:
            Cash and cash equivalents......... $  571,155    $  571,155    $  654,830    $  654,830
            Investment securities
              held-to-maturity................    408,683       410,620       512,495       511,302
            Investment securities
              available-for-sale..............  1,309,955     1,309,955     1,109,708     1,109,708
            Trading account securities .......        149           149           196           196
            Loans, net of allowance
              for loan losses.................  4,198,340     4,277,688     3,923,172     3,925,980
          Financial liabilities:
            Non-interest bearing deposits..... $1,222,660    $1,222,660    $1,090,401    $1,090,401
            Interest bearing transaction
              and savings accounts............  1,983,803     1,983,803     1,933,713     1,933,713
            Time Deposits.....................  2,741,227     2,768,725     2,736,164     2,747,857
            Short-term borrowings.............    203,185       203,185       195,941       195,941
            Long-term debt....................      5,103         4,957        28,751        25,158

    These fair value estimates may not be relevant in predicting the Company's future earnings or cash flows. This is due primarily to the Company's inten-tion and ability to hold its investment securities and loans to maturity. Additionally, it is the Company's policy to balance rate sensitive assets and rate sensitive liabilities so as to minimize the effect of rate changes on net interest margin. Because the Company follows this policy, the unrealized gains and losses on the asset side of the balance sheet are substantially off-set by unrealized gains and losses on the liability side of the balance sheet.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

    In the normal course of business there are various commitments outstanding and contingent liabilities, such as guarantees and commitments to extend credit, including letters of credit to facilitate commercial trade and standby letters of credit to assure performance or to support debt obligations, which are not reflected in the accompanying consolidated financial statements.
These arrangements have credit risk essentially the same as that involved in extending loans to customers. At December 31, 1997 and 1996, the subsidiaries of the Company had outstanding standby letters of credit of $53.6 million and $40.1 million, respectively. The majority of the standby letters of credit outstanding at December 31, 1997, are related to debts of others, primarily corporations, including industrial revenue bonds of approximately $5 million.

    The terms of these standby letters of credit are generally less than five years. Potential losses on standby letters of credit are considered in the allowance for possible loan and lease losses. Fee income on standby letters of credit is recognized in accordance with Statement of Financial Accounting Standards No. 91.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 1997, are as follows:
                                                    Contractual Amount
                                                    ------------------
Commitments to extend credit....................... $   820,303,000
Standby letters of credit.......................... $    53,607,000

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Two real estate partnerships owned by the Company through one of its subsidiaries have $1.4 million and $1.5 million, respectively, at December 31, 1997, of long-term indebtedness in which the creditors' recourse to the Company is limited to the Company's interest in the specific partnership's collateral pledged under the related obligation.

    Land, buildings, and equipment are leased under contracts through various dates to 2070, with renewal options generally available. Total rent expense of the leased premises and equipment was $5.3 million in 1997, $4.5 million in 1996, and $4.1 million in 1995. Rental income received under sub-leases amounted to $390,000 in 1997, $338,000 in 1996, and $466,000 in 1995.

    Minimum annual rentals under non-cancelable operating leases totaling $13.9 million, are as follows: 1998 - $2.7 million, 1999 - $2.3 million, 2000
- $1.9 million, 2001 - $1.4 million, 2002 - $918,000, and remaining years $4.7 million. Minimum annual rental income under non-cancelable operating sub-leases amounts to $70,000 each year from 1998 through 2001, and $35,000 in 2002. The annual rent for certain of the leases varies according to changes in the Consumer Price Index.

    Aearth Development, Inc. v. First Commercial Bank, N.A.: First Commercial Bank, N.A., a wholly owned subsidiary of the Company, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for treble damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertained to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On May 20, 1996, the Court entered a judgment against First Commercial Bank, N.A., in the amount of $15.2 million. Thereafter, on June 21, 1996, the Court granted a Motion for Remittitur and reduced the punitive damages awarded in the judgment by $7.0 million. Therefore, the final award was $8.2 million. On June 27, 1996, First Commercial Bank, N.A., filed a Notice of Appeal to the Supreme Court of Arkansas. Management intends to vigorously pursue the appeal. The ultimate legal and financial responsi-bility of the Company in connection with this matter cannot be estimated with certainty, but management, based on the advice of legal counsel that any judgment entered on the verdict will be reversed and dismissed in whole or in part or a new trial ordered in whole or in part, believes that the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation, it could have a material adverse impact upon results of operations in the fiscal quarter or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

    The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company's financial position or results of operations.

NOTE 17:  PARENT COMPANY FINANCIAL INFORMATION

    Presented below are the condensed balance sheets, and statements of income and cash flows for the parent company, First Commercial Corporation:

Balance Sheets (Dollars in Thousands)         December 31,
                                          -------------------
                                            1997       1996
Assets                                    --------   --------
  Cash and cash equivalents.............. $  5,044   $  8,282
  Loans and leases.......................   13,857     17,955
  Investment in and advances
    to subsidiaries......................  597,698    570,449
  Investment securities, estimated market
    value $34,463 ($772 in 1996).........   34,481        772
  Bank premises and equipment............    8,448      8,379
  Other assets...........................    9,733     10,166
                                          --------   --------
                                          $669,261   $616,003
                                          ========   ========
Liabilities and Stockholders' Equity
  Long-term debt......................... $      -   $ 10,321
  Short-term borrowings..................        -     31,750
  Other liabilities......................   18,148     16,332
  Common stockholders' equity............  651,113    557,600
                                          --------   --------
                                          $669,261   $616,003
                                          ========   ========

Statements of Income (Dollars in Thousands)   Years Ended December 31,
                                          ------------------------------
                                            1997        1996        1995
                                          --------   --------   --------
Income
  Dividends from subsidiaries............ $ 63,252   $ 65,696   $ 48,716
  Interest...............................    2,022        476        213
  Other income...........................        5        412        395
                                          --------   --------   --------
  Total income...........................   65,279     66,584     49,324
                                          --------   --------   --------
Expenses
  Interest...............................    1,204      2,729      3,034
  Other expenses.........................   15,194     14,348     11,740
                                          --------   --------   --------
  Total expenses.........................   16,398     17,077     14,774
                                          --------   --------   --------
Income from operations...................   48,881     49,507     34,550
Income tax benefit.......................    4,416      6,125      5,229
Equity in undistributed
  earnings of subsidiaries...............   31,337     22,922     25,455
                                          --------   --------   --------
Net income before extraordinary items....   84,634     78,554     65,234
Extraordinary item, net of income taxes
  of $9,659..............................   15,425          -          -
                                          --------   --------   --------
Net income............................... $100,059   $ 78,554   $ 65,234
                                          ========   ========   ========

          Statements of Cash Flows (Dollars in Thousands)  Years Ended December 31,
                                                                              --------------------------------
                                                                                1997        1996        1995
                                                                              --------    --------    --------
          OPERATING ACTIVITIES
          Net income......................................................... $100,059    $ 78,554    $ 65,234
          Adjustments to reconcile net income to net
            cash provided by operating activities:
             Depreciation and amortization...................................    3,057       2,904       2,351
             Undistributed earnings of subsidiaries..........................  (31,337)    (22,922)    (25,455)
             Gain on sale of equipment.......................................        -           -          (3)
             Increase (decrease) in taxes payable............................      427      (2,033)      3,426
             Increase in interest receivable           ......................     (109)        (61)          -
             Increase (decrease) in interest payable.........................     (408)         33        (647)
             Increase in dividends payable...................................    2,533       1,312         993
             Decrease (increase) in other receivables........................      540      (1,674)      1,834
             Decrease (increase) in prepaid assets...........................     (343)         23          47
             Increase (decrease) in accrued expenses.........................     (736)      2,811      (1,667)
                                                                              --------    --------    --------
          Net cash provided by operating activities..........................   73,683      58,947      46,113

          INVESTING ACTIVITIES
          Proceeds from maturing investment securities available-for-sale....   28,837           -           -
          Purchases of investment securities available-for-sale..............  (62,546)       (100)       (200)
          Net decrease (increase) in loans...................................    4,098     (16,722)         63
          Sale (purchase) of subsidiaries....................................   26,127       3,610      (6,122)
          Decrease (increase) in investments in subsidiaries.................    5,547     (13,508)     (5,770)
          Decrease (increase) in advances to subsidiaries....................    1,540       2,400      (1,891)
          Fixed asset purchases..............................................   (2,954)        (94)     (3,207)
          Proceeds from sale of fixed assets.................................      173         185         107
                                                                              --------    --------    --------
          Net cash provided by (used in) investing activities................      822     (24,229)    (17,020)

          FINANCING ACTIVITIES
          Net increase (decrease) in short-term borrowings...................  (31,750)     (6,846)     (3,104)
          Repayment of long-term debt........................................  (10,321)     (1,072)     (6,321)
          Proceeds from long-term debt     ..................................        -       2,250       4,500
          Dividends paid on common stock.....................................  (37,224)    (26,386)    (22,370)
          Proceeds from issuance of common stock.............................       31         107       7,557
          Purchases of treasury stock........................................       (3)     (6,368)     (5,245)
          Sales of treasury stock............................................        -         223           -
          Purchase of partial shares resulting
            from stock dividends.............................................      (86)        (44)        (44)
          Stock options exercised............................................    1,610         712       1,135
                                                                              --------    --------    --------
          Net cash used in financing activities..............................  (77,743)    (37,424)    (23,892)

          Net increase (decrease) in cash and cash equivalents...............   (3,238)     (2,706)      5,201
          Cash and cash equivalents at beginning of year.....................    8,282      10,988       5,787
                                                                              --------    --------    --------
          Cash and cash equivalents at end of year........................... $  5,044    $  8,282    $ 10,988
                                                                              ========    ========    ========

NOTE 18:  SUBSEQUENT EVENT

    On February 8, 1998, the Company and Regions Financial Corporation ("Regions") entered into a definitive agreement that provides for the merger of the Company into Regions. Following the merger, Regions will have assets of $32.8 billion and 667 banking locations in nine southern states.

    Under the terms of the agreement, Regions will exchange 1.7 shares of its common stock for each share of the Company's common stock. Based on Regions' closing stock price on February 6, 1998, the transaction would be valued at approximately $2.7 billion. The merger, which is expected to be a tax-free reorganization for federal income tax purposes and accounted for as a pooling of interests, is expected to be consummated during the third quarter of 1998, pending Regions and Company shareholder approval, regulatory approval and other customary conditions of closing. Approximately 65.9 million shares of Regions' common stock are expected to be issued in the transaction.

    In connection with the execution of the definitive agreement, the Company granted Regions an option to purchase, under certain circumstances, up to 19.9% of the Company's outstanding shares of common stock.

                            STATISTICAL DISCLOSURE

    Set forth below is the information required by Guide 3, "Statistical Disclosure by Bank Holding Companies."

ANALYSIS OF SELECTED FINANCIAL STATISTICS

                                                                               For the Years Ended December 31,
                                                                               --------------------------------
                                                                                  1997       1996       1995
                                                                               ---------- ---------- ----------
 Profitability
  Net interest margin.........................................................      4.69%      4.51%      4.34%
  Efficiency ratio <F1>.......................................................     52.59%     54.78%     59.65%
  Return on average common stockholders' equity...............................     16.15%     14.71%     14.67%
  Return on average assets....................................................      1.48%      1.25%      1.19%
  Basic earnings per common share.............................................    $ 2.67     $ 2.20     $ 1.91
  Diluted earnings per common share...........................................    $ 2.64     $ 2.18     $ 1.89
  Cash dividends paid.........................................................    $  .97     $  .80     $  .70
  Dividend payout ratio.......................................................     37.10%     33.59%     34.29%

 Capital Adequacy
  Total stockholders' equity to assets........................................      9.45%      8.43%      8.06%
  Leverage ratio..............................................................      9.01%      7.99%      7.31%
  Tier I risk-based capital ratio.............................................     12.74%     11.60%     11.51%
  Total risk-based capital ratio..............................................     13.60%     12.46%     12.34%

 Asset Quality
  Net charge-offs to average loans and leases.................................       .33%       .18%       .07%
  Allowance for possible loan and lease losses to total loans and leases......      1.85%      1.55%      1.46%
  Non-performing loans to total loans and leases..............................      1.00%       .68%       .47%
  Non-performing assets to total loans and leases and other real estate.......       .94%       .57%       .36%
  Allowance for possible loan and lease losses to non-performing loans........    185.39%    227.94%    312.24%
  Allowance for possible loan and lease losses and other real estate losses
   to non-performing assets...................................................    196.90%    271.15%    400.35%

<F1>  Excludes effect of non-recurring income and expenses and intangible amortization.

ANALYSIS OF CHANGES IN NET REVENUE FROM EARNING ASSETS (FTE)

 (Dollars in Thousands)
                                                        Change from 1996 to 1997     Change from 1995 to 1996
                                                       --------------------------   --------------------------
                                                          Increase (Decrease)          Increase (Decrease)
                                                       --------------------------   --------------------------
                                                                 Due to                       Due to
                                                        Due to   Yield/              Due to   Yield/
                                                        Volume    Cost    Total      Volume    Cost    Total
                                                       -------- -------- --------   -------- -------- --------
 Revenue from earning assets
  Short-term investments.............................. $    904 $    468 $  1,372   $  3,869 $ (1,510)$  2,359
  Trading account securities..........................      (11)       2       (9)         5       26       31
  Investment securities...............................    5,986    2,378    8,364      6,875    3,035    9,910
  Loans and leases, net of unearned income............   31,600      478   32,078     49,561    8,009   57,570
                                                       -------- -------- --------   -------- -------- --------
 Change in revenue from earning assets................   38,479    3,326   41,805     60,310    9,560   69,870
                                                       -------- -------- --------   -------- -------- --------
 Expense for interest bearing liabilities
  Interest bearing transaction and savings accounts...    4,387    1,410    5,797      2,946   (1,776)   1,170
  Certificates of deposit $100,000 and over...........    1,344     (769)     575      8,361    6,864   15,225
  Other time deposits.................................    5,105     (845)   4,260     14,711   (1,143)  13,568
  Short-term borrowings...............................     (436)     598      162        (19)  (1,223)  (1,242)
  Long-term debt......................................     (650)     (38)    (688)      (276)    (340)    (616)
                                                       -------- -------- --------   -------- -------- --------
 Change in interest expense...........................    9,750      356   10,106     25,723    2,382   28,105
                                                       -------- -------- --------   -------- -------- --------
 Change in net revenue from earning assets............ $ 28,729 $  2,970 $ 31,699   $ 34,587 $  7,178 $ 41,765
                                                       ======== ======== ========   ======== ======== ========

NOTE:  Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35%, and is reduced for non-deductible carrying interest.  Loan balances include non-performing loans.  See Note 1 of Notes to Consolidated Financial Statements for a
description of the income recognition policy for such loans.  Changes not solely due to volume or rate changes are allocated to rate.

AVERAGE BALANCES AND INTEREST RATES (FTE)

 (Dollars in Thousands)                 1997                        1996                        1995
                            --------------------------- --------------------------- ---------------------------
                                        Tax Equiv. Int.             Tax Equiv. Int.             Tax Equiv. Int.
                                       ----------------            ----------------            ----------------
                             Average   Revenue/  Yield/  Average   Revenue/  Yield/  Average   Revenue/  Yield/
                             Balance   Expense   Cost    Balance   Expense   Cost    Balance   Expense   Cost
 ASSETS                     ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
 EARNING ASSETS
 Short-term investments.... $  167,343 $  9,073   5.42% $  149,769 $  7,701   5.14% $   86,861 $  5,342   6.15%
 Trading account securities        373       26   6.97         540       35   6.48         245        4   1.63
 Investment securities
 - taxable.................  1,465,139   88,634   6.05   1,392,680   81,933   5.88   1,301,811   73,043   5.61
 - non-taxable.............    233,991   16,915   7.23     207,860   15,252   7.34     181,861   14,232   7.83
 Loans and leases, net of
  unearned income..........  4,287,940  387,919   9.05   3,938,211  355,841   9.04   3,377,075  298,271   8.83
                            ---------- --------         ---------- --------         ---------- --------
  Total earning assets.....  6,154,786  502,567   8.17   5,689,060  460,762   8.10   4,947,853  390,892   7.90
                            ---------- --------         ---------- --------         ---------- --------
 Allowance for possible
  loan and lease losses....    (72,883)                    (57,825)                    (51,694)
 NON-EARNING ASSETS
  Cash and due from banks..    310,924                     288,880                     332,611
  Bank premises and equip..    128,903                     127,831                     113,553
  Other real estate owned..      3,595                       2,425                       2,674
  Other assets.............    233,603                     233,650                     154,407
                            ----------                  ----------                  ----------
 Total assets.............. $6,758,928                  $6,284,021                  $5,499,404
                            ==========                  ==========                  ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST BEARING LIABILITIES
 Interest bearing transaction
  and savings accounts..... $1,910,495 $ 51,809   2.71  $1,744,201 $ 46,012   2.64  $1,636,660 $ 44,842   2.74
 Certificates of deposit
  $100,000 and over........    764,226   41,724   5.46     740,063   41,149   5.56     559,578   25,924   4.63
 Other time deposits.......  2,059,541  109,611   5.32   1,964,357  105,351   5.36   1,693,009   91,783   5.42
 Short-term borrowings.....    179,160   10,124   5.65     187,358    9,962   5.32     187,676   11,204   5.97
 Long-term debt............     13,936      934   6.70      23,250    1,622   6.98      26,519    2,238   8.44
                            ---------- --------         ---------- --------         ---------- --------
 Total int bearing liab ...  4,927,358  214,202   4.35   4,659,229  204,096   4.38   4,103,442  175,991   4.29
                            ---------- --------         ---------- --------         ---------- --------
 NON-INTEREST BEARING LIABILITIES
 Non-interest bearing
  transaction accounts.....  1,141,038                   1,024,800                     908,876
 Other liabilities.........     70,927                      65,977                      42,389
                            ----------                  ----------                  ----------
  Total liabilities........  6,139,323                   5,750,006                   5,054,707
 Common stockholders' equity   619,605                     534,015                     444,697
                            ----------                  ----------                  ----------
 Total liabilities and
 stockholders' equity...... $6,758,928                  $6,284,021                  $5,499,404
 Net revenue from           ==========                  ==========                  ==========
  earning assets...........            $288,365                    $256,666                    $214,901
 Net yield on earning assets           ========   4.69%            ========   4.51%            ========   4.34%

NOTE: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35%, and is reduced for non-deductible carrying interest. Loan balances include non-accrual loans. See Note 1 of Notes to Consolidated Financial Statements for a description of the income recognition policy.

LOANS AND LEASES BY TYPE AND NON-PERFORMING STATUS

 (Dollars in Thousands)                                                    December 31,
                                                 --------------------------------------------------------------
                                                    1997         1996         1995         1994         1993
                                                 ----------   ----------   ----------   ----------   ----------
 Types of loans and leases
  Commercial, financial and agricultural........ $  892,846   $  825,775   $  741,749   $  604,098   $  525,162
  Real estate - construction....................    241,185      248,534      197,858      140,504       99,902
              - 1-4 family......................  1,194,699    1,119,856    1,148,158      851,313      738,453
              - other...........................  1,065,052      945,437      861,063      664,052      560,204
  Loans for purchasing or carrying securities...      9,742        9,497       11,568        9,304       11,277
  Consumer......................................    883,059      864,788      862,509      734,242      572,613
  Direct lease financing........................     39,264       38,914       32,196       30,689       21,981
  Other.........................................     27,199       15,066       52,403       42,876       36,575
                                                 ----------   ----------   ----------   ----------   ----------
    Total loans and leases...................... $4,353,046   $4,067,867   $3,907,504   $3,077,078   $2,566,167
                                                 ==========   ==========   ==========   ==========   ==========
 Non-performing loans
  Impaired loans................................ $   18,900   $    8,093   $    4,053   $        -   $        -
  Other non-accrual loans.......................     13,481       10,216        6,572       10,192       11,654
  Loans past due 90 days or more and
   still accruing...............................      9,841        8,263        7,182        3,611        3,667
  Restructured loans............................        914          845          170          386          520
                                                 ----------   ----------   ----------   ----------   ----------
    Total non-performing loans.................. $   43,136   $   27,417   $   17,977   $   14,189   $   15,841
                                                 ==========   ==========   ==========   ==========   ==========

<F1> The total interest income that would have been recorded on non-accrual loans if the loans had been current in accordance with their terms is $2,697, $1,531 and $909 for 1997, 1996 and 1995, respectively.
     Interest income actually received on these loans is immaterial.
<F2> Loans are placed on non-accrual status when doubt as to collectibility of interest or principal exists.
     See Note 1 of Notes to Consolidated Financial Statements for a description of the income recognition policy for such loans.
<F3> Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrowers to comply with the current loan payment terms which are not included in the non-performing categories as reflected above. Additionally, no concentrations of loans exceeding 10% of total loans currently exist which are required to be disclosed as a separate category of loans above.
<F4> Impaired loan data for 1993 & 1994 is not available.

MATURITY AND INTEREST RATE SENSITIVITY OF LOANS

 (Dollars in Thousands)                                             Loans at December 31, 1997, maturing in:
                                                              -------------------------------------------------
                                                                            Over One
                                                               One Year     Through        Over
                                                               or Less     Five Years   Five Years     Total
                                                              ----------   ----------   ----------   ----------
 Commercial, financial and agricultural...................... $  524,922   $  293,741   $   74,183   $  892,846
 Real estate - construction..................................    162,061       46,778       32,346      241,185
                                                              ----------   ----------   ----------   ----------
     Total................................................... $  686,983   $  340,519   $  106,529   $1,134,031
                                                              ==========   ==========   ==========   ==========
 Predetermined rates......................................... $  477,796   $  244,917   $   49,610   $  772,323
 Variable rates..............................................    209,187       95,602       56,919      361,708

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

December 31,
                                                     ----------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                     ----------  ----------  ----------  ----------  ----------
 Commercial, financial and agricultural............. $   20,999  $   12,624  $   11,675  $   11,304  $   12,817
 Real estate........................................     21,538      20,686      20,206      17,203      18,615
 Consumer...........................................     12,497      11,249       8,475       6,193       6,561
 Other..............................................      2,421         750         617         885         763
 General risk.......................................     22,515      17,186      15,156      13,565      12,105
                                                     ----------  ----------  ----------  ----------  ----------
Total allowance for possible loan and lease losses.. $   79,970  $   62,495  $   56,129  $   49,150  $   50,861
                                                     ==========  ==========  ==========  ==========  ==========

PERCENTAGE DISTRIBUTION OF ALLOWANCE ALLOCATION AND CATEGORIES OF LOANS AS A PERCENT OF LOANS

                                                               DECEMBER 31,
                            -----------------------------------------------------------------------------------
                                  1997            1996             1995             1994             1993
                            ---------------  ---------------  ---------------  ---------------  ---------------
                            Allowance  Lns   Allowance  Lns   Allowance  Lns   Allowance  Lns   Allowance  Lns
                            -------  -----   -------  ------  -------  ------  -------  ------  -------  ------
 Commercial, financial
  and agricultural..........  26.3%   20.4%    20.2%   20.3%    20.8%   19.0%    23.0%   19.6%    25.2%   20.5%
 Real estate................  26.9    57.5     33.1    56.9     36.0    56.5     35.0    53.8     36.6    54.5
 Consumer...................  15.6    20.3     18.0    21.3     15.1    22.0     12.6    23.9     12.9    22.3
 Other......................   3.0     1.8      1.2     1.5      1.1     2.5      1.8     2.7      1.5     2.7
 General risk...............  28.2     ---     27.5     ---     27.0     ---     27.6     ---     23.8     ---
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
     Total                   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                             =====   =====    =====   =====    =====   =====    =====   =====    =====   =====

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

 (Dollars in Thousands)                                                    December 31,
                                                 --------------------------------------------------------------
                                                    1997         1996         1995         1994         1993
                                                 ----------   ----------   ----------   ----------   ----------
 Beginning balance of allowance for possible
  loan and lease losses......................... $   62,495   $   56,129   $   49,150   $   50,861   $   40,878
   Loans and leases charged off:
    Commercial, financial and agricultural......      5,096        1,763        1,091          842        2,090
    Real estate - construction..................         95           58        1,108           31           39
    Real estate - mortgage......................      3,021        1,399          702          820        2,287
    Consumer....................................     10,221        7,337        3,470        2,663        2,463
    Other.......................................        283            3           63           11          129
                                                 ----------   ----------   ----------   ----------   ----------
 Total charged off..............................     18,716       10,560        6,434        4,367        7,008
                                                 ----------   ----------   ----------   ----------   ----------
  Recoveries of loans and leases
   previously charged off:
    Commercial, financial and agricultural......      1,466        1,156        2,092        1,522        2,149
    Real estate - construction..................         50           34          403           73           67
    Real estate - mortgage......................      1,342          635          390          673          892
    Consumer....................................      1,865        1,590        1,063          891          706
    Other.......................................         41          105           31           80           31
                                                 ----------   ----------   ----------   ----------   ----------
 Total recoveries...............................      4,764        3,520        3,979        3,239        3,845
                                                 ----------   ----------   ----------   ----------   ----------
 Net loans and leases charged off...............     13,952        7,040        2,455        1,128        3,163
 Provision for possible loan and lease losses...     28,332       13,269        4,368       (2,021)       5,018
 Balance of allowance of acquired/merged banks..      3,095          137        5,066        1,438        8,128
                                                 ----------   ----------   ----------   ----------   ----------
 Ending balance of allowance for possible
 loan and lease losses.......................... $   79,970   $   62,495   $   56,129   $   49,150   $   50,861
                                                 ==========   ==========   ==========   ==========   ==========
 Average loans and leases outstanding........... $4,287,940   $3,938,211   $3,377,075   $2,730,261   $2,274,912

INVESTMENT SECURITIES

 (Dollars in Thousands)
                                                                                     December 31,
                                                                        ------------------------------------
                                                                           1997         1996         1995
                                                                        ----------   ----------   ----------
 Held-to-maturity
  U.S. Treasuries and government agencies.............................. $  273,783   $  360,719   $  299,104
  States and political subdivisions....................................     76,872       76,518       96,325
  Other................................................................     58,028       75,258       97,081
                                                                        ----------   ----------   ----------
      Total............................................................    408,683      512,495      492,510
                                                                        ----------   ----------   ----------
 Available-for-sale
  U.S. Treasuries and government agencies..............................    948,205      738,453      696,486
  States and political subdivisions....................................    173,110      154,241      113,816
  Other................................................................    188,640      217,014      234,331
                                                                        ----------   ----------   ----------
      Total............................................................  1,309,955    1,109,708    1,044,633
                                                                        ----------   ----------   ----------
      Total investment securities...................................... $1,718,638   $1,622,203   $1,537,143
                                                                        ==========   ==========   ==========

The investment portfolio of the Company is used to generate stable earnings, provide liquidity and serve as one of the primary means of interest rate risk management.  Active, aggressive management of the portfolio is required to accomplish these goals.  The purchase of held-to-maturity investment securities is made with the positive intent and ability to hold these assets to maturity.  Held-to-maturity investment securities are therefore carried at amortized cost in the financial statements.  Available-for-sale investment securities are carried at fair value.  Changes in the economy, the yield curve, interest rate risk and liquidity are all part of the business cycle.  Changes in these areas may necessitate altering the investment portfolio.  Sales of securities, when necessary to react to the aforementioned changes, are not materially influenced by unrealized losses or gains existing in the portfolio.

INVESTMENT SECURITIES PORTFOLIO ANALYSIS

 (Dollars in Thousands)                    Investments at December 31, 1997, maturing in:
                     ----------------------------------------------------------------------------------------
                         Less Than        One to Five       Five to Ten      More Than Ten
                          One Year           Years             Years             Years             Total
                     ----------------- ----------------- ----------------- ----------------- ----------------
                       Amount    Yield   Amount    Yield  Amount    Yield   Amount    Yield   Amount    Yield
                     ----------  ----- ----------  ----- ----------  ----- ----------  ----- ----------  -----
 Held-to-maturity
 U.S. Treasuries
  and government
  agencies.......... $  149,348  5.47% $  122,288  6.15% $    2,147  6.69%          -     -% $  273,783  5.79%
 States and political
  subdivisions......      8,892  7.69      30,857  7.79      25,054  7.91      12,069  8.30      76,872  7.89
 Other..............     22,435  5.54      33,360  6.00         910  6.90       1,323  7.02      58,028  5.86
                     ----------        ----------        ----------        ----------        ----------
 Total..............    180,675  5.59     186,505  6.39      28,111  7.78      13,392  8.18     408,683  6.19
                     ----------        ----------        ----------        ----------        ----------
 Available-for-sale
 U.S. Treasuries
  and government
  agencies..........    604,025  5.54     321,588  6.21      19,398  6.23       3,194  6.48     948,205  5.78
 States and political
  subdivisions......     21,135  6.83      81,054  7.36      55,992  7.83      14,929  8.04     173,110  7.50
 Other..............     39,784  5.72      96,336  6.22      12,128  6.63      40,392  6.05     188,640  6.10
                     ----------        ----------        ----------        ----------        ----------
 Total..............    664,944  5.59     498,978  6.39      87,518  7.29      58,515  6.59   1,309,955  6.05
                     ----------        ----------        ----------        ----------        ----------
 Total investment
  securities........ $  845,619  5.59% $  685,483  6.39% $  115,629  7.42% $   71,907  6.89% $1,718,638  6.08%
                     ==========        ==========        ==========        ==========        ==========

NOTE:  Interest income on tax-exempt securities is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35%.

MATURITY DISTRIBUTION OF TIME DEPOSITS $100,000 AND OVER

(Dollars in Thousands)                           December 31, 1997
                                            --------------------------
                                            Certificates
                                             of Deposit    Other Time
                                            ------------  ------------
Three months or less........................$    303,401  $     22,318
Over three months to six months.............     174,158        14,296
Over six months to twelve months............     160,619         7,185
Over twelve months..........................      88,822         1,610
                                            ------------  ------------
           Total............................$    727,000  $     45,409
                                            ============  ============

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
UNDER AGREEMENTS TO REPURCHASE
(Dollars in Thousands)                           December 31,
                                   ----------------------------------------
                                          1997          1996          1995
                                   ------------  ------------  ------------
Balance at December 31............ $    180,244  $    141,357  $    191,965
Average daily amount outstanding..      138,903       137,724       138,890
Maximum month-end balance.........      182,202       180,347       216,209
Average daily interest rate.......          5.6%          4.8%          5.9%
Weighted average interest rate
 on balance at December 31........          4.8%          4.6%          5.0%


SELECTED QUARTERLY OPERATING RESULTS (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                              Years Ended December 31,
                                                                    ------------------------------------------
                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
 Interest Income:
  First Quarter.................................................... $    122,930   $    110,877   $     87,190
  Second Quarter...................................................      126,487        113,001         94,187
  Third Quarter....................................................      124,162        114,970         98,740
  Fourth Quarter...................................................      123,591        117,154        106,148
--------------------------------------------------------------------------------------------------------------
                                                                    $    497,170   $    456,002   $    386,265
 Net Interest Income:
  First Quarter.................................................... $     68,773   $     60,133   $     48,273
  Second Quarter...................................................       71,892         62,763         50,829
  Third Quarter....................................................       71,492         64,073         53,364
  Fourth Quarter...................................................       70,811         64,937         57,808
--------------------------------------------------------------------------------------------------------------
                                                                    $    282,968   $    251,906   $    210,274
 Provision for Possible Loan and Lease Losses:
  First Quarter.................................................... $      2,842   $      1,868   $      1,107
  Second Quarter...................................................        3,114          2,119            737
  Third Quarter....................................................       18,996          2,633            776
  Fourth Quarter...................................................        3,380          6,649          1,748
--------------------------------------------------------------------------------------------------------------
                                                                    $     28,332   $     13,269   $      4,368
 Net Income:
  First Quarter.................................................... $     22,561   $     19,010   $     14,344
  Second Quarter...................................................       23,629         19,972         15,356
  Third Quarter....................................................       26,874         20,595         17,221
  Fourth Quarter...................................................       26,995         18,977         18,313
--------------------------------------------------------------------------------------------------------------
                                                                    $    100,059   $     78,554   $     65,234

 (In Thousands Except for Per Share Data)                                     Years Ended December 31,
                                                                    ------------------------------------------
                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
Basic Earnings Per Common Share:
  First Quarter.................................................... $        .60   $        .53   $        .42
  Second Quarter...................................................          .63            .56            .45
  Third Quarter....................................................          .72            .58            .51
  Fourth Quarter...................................................          .72            .53            .53
--------------------------------------------------------------------------------------------------------------
                                                                    $       2.67   $       2.20   $       1.91
 Diluted Earnings Per Common Share:
  First Quarter.................................................... $        .60   $        .53   $        .42
  Second Quarter...................................................          .62            .55            .45
  Third Quarter....................................................          .71            .57            .50
  Fourth Quarter...................................................          .71            .53            .52
--------------------------------------------------------------------------------------------------------------
                                                                    $       2.64   $       2.18   $       1.89
 Dividends Per Common Share:
  First Quarter.................................................... $        .23   $        .19   $        .17
  Second Quarter...................................................          .23            .19            .17
  Third Quarter....................................................          .23            .19            .17
  Fourth Quarter...................................................          .28            .23            .19
--------------------------------------------------------------------------------------------------------------
                                                                    $        .97   $        .80   $        .70
 Bid Price Per Common Share:
  High for the period:
  First Quarter.................................................... $      39.89   $      29.70   $      20.67
  Second Quarter...................................................        40.00          28.46          21.72
  Third Quarter....................................................        46.08          31.30          23.94
  Fourth Quarter...................................................        59.69          37.75          29.48

  Low for the period:
  First Quarter.................................................... $      35.00   $      28.34   $      18.45
  Second Quarter...................................................        35.48          26.98          20.55
  Third Quarter....................................................        38.81          26.53          21.41
  Fourth Quarter...................................................        44.52          31.55          23.52

Note: Third quarter 1997 results include an extraordinary gain, net of taxes of $15,425 ($0.41 per basic and diluted share). Quarterly results have been restated to reflect pooling-of-interests business combinations and will differ from amounts previously reported in Forms 10-Q.

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

    The Company and its banking subsidiaries and affiliates maintain 165 banking locations throughout the states of Arkansas, Texas, Tennessee, Louisiana and Oklahoma. The majority of these offices are owned by the respective subsidiary and affiliate banks.

    The information regarding lease commitments is contained in this Form 10-K on page 59, in Note 16, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, and is incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS
        -----------------

AEARTH DEVELOPMENT, INC., v. FIRST COMMERCIAL BANK, N.A.:

First Commercial Bank, N.A., a wholly owned subsidiary of the Company, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations Act as a basis for treble damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. On April 30, 1996, the trial court approved a $7.3 million set off to the March 13, 1996, $22.5 million jury verdict. The set off pertained to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A. On May 20, 1996, the Court entered a judgment against First Commercial Bank, N.A., in the amount of $15.2 million. Thereafter, on June 21, 1996, the Court granted a Motion for Remittitur and reduced the punitive damages awarded in the judgment by $7.0 million. Therefore, the final award was $8.2 million. On June 27, 1996, First Commercial Bank, N.A., filed a Notice of Appeal to the Supreme Court of Arkansas. Management of the Company and First Commercial Bank, N.A., intend to vigorously pursue the appeal.

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


                                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------------------

    The information required by this Item is contained in this Form 10-K in the "Dividend Policy" section on page 25, and in the table on page 73, and is incorporated herein by reference.

    The information on dividend restrictions is contained in this Form 10-K in
Note 4, "Pledged Assets and Regulatory Restrictions," on page 43 and Note 10, "Long-term Debt," on page 50 of the Notes to the Consolidated Financial Statements, and is incorporated herein by reference.

    On March 25, 1998, the Company, in an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, issued 1,115,850 Company common shares to the shareholders of Kemmons Wilson, Inc., in exchange for all of the outstanding shares of common stock of Kemmons Wilson, Inc.

Item 6. SELECTED FINANCIAL DATA
        -----------------------

    The information required by this Item is contained in this Form 10-K in the "Six-Year Financial Summary" table on page 13, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    The information required by this Item is contained in this Form 10-K in the "Management's Discussion and Analysis" section on pages 9 through 25, and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        -----------------------------------------------------------

    The information required by this Item is contained in this Form 10-K in the "Interest Rate Sensitivity" table on page 15, and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

    The information required by this Item is contained in this Form 10-K in Consolidated Financial Statements and the Notes thereto on pages 28 through 63, the "Report of Management and Independent Auditors" on pages 26 through 27, the "Selected Quarterly Operating Results" table on pages 72 through 73, and the "Statistical Disclosure" section on pages 64 through 73, and is incorporated herein by reference.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The following table presents for each director of the Company, his or her principal occupation, the number of shares of common stock of the Company beneficially owned at February 13, 1998, and certain other information.

                                                                                       Percentage
                                                                      Common Stock       of Common
           Name and Principal Occupation                 Director     Beneficially         Stock
                 or Employment<F1>                Age     Since         Owned<F2>       Outstanding
         -------------------------------------   -----   --------   -----------------   -----------
  (B)    John W. Allison
         President and Chief Executive
         Officer, Spirit Homes, Inc.               51      1985       793,597<F4>           2.11%

  (A)    Truman Arnold
         Chairman and Chief Executive
         Officer, Truman Arnold Companies, Inc.    60      1994       955,946<F5>           2.54%

  (A)    William H. Bowen
         Retired Chairman of the Company           74      1971       693,961<F3><F6>       1.85%

  (C)    Peggy Clark
         Manager/Partial Owner,
         Clark Timberlands                         48      1994         1,724                .01%

  (C)    Robert G. Cress
         Chairman and Chief Executive Officer,
         J.A. Riggs Tractor Company                65      1985        29,784                .08%

  (A)    Cecil W. Cupp, Jr.
         Retired Chairman,
         Arkansas Bank & Trust Company             73      1990       780,572<F7>           2.08%

  (A)    Wallace W. Fowler.
         Chairman
         Fowler Foods, Inc.                        62      1997     1,125,465<F8>           2.99%

  (B)    Barnett Grace
         Chairman, President and Chief Executive
         Officer of the Company                    53      1981       472,700<F3><F9>       1.26%

                                                                                         Percentage
                                                                      Common Stock       of Common
           Name and Principal Occupation                 Director     Beneficially         Stock
                 or Employment<F1>                Age     Since         Owned<F2>       Outstanding
         -------------------------------------   -----   --------   -----------------   -----------
  (A)    Edwin P. Henry
         Vice Chairman of the Company;
         Executive Vice President of               60      1997       139,803<F3><F10>       .37%
         First Commercial Bank, N. A.,
         Little Rock, Arkansas

  (A)    Frank D. Hickingbotham
         Chairman,
         TCBY Enterprises, Inc.                    61      1995     1,499,620<F11>          3.99%

  (C)    Walter E. Hussman, Jr.
         Publisher,
         Arkansas Democrat-Gazette                 51      1994         2,193<F12>           .01%

  (A)    Frederick E. Joyce, M.D.
         Physician                                 63      1994       240,225<F13>           .64%

  (B)    Jack G. Justus
         Executive Vice President,
         Arkansas Farm Bureau Federation           66      1984         8,071<F14>           .02%

  (B)    Michael W. Murphy
         President,
         Marmik Oil Company                        50      1985         9,201<F15>           .02%

  (A)    David Pryor
         Former U. S. Senator                      63      1997           440                  --

  (A)    Wayne W. Pyeatt.
         Retired Banker                            73      1997       389,778<F16>          1.04%

  (C)    Sam C. Sowell
         Consultant                                64      1976        28,810<F17>           .08%

  (A)    Paul D. Tilley
         President and Chief Executive Officer,
         Highland Resources, Inc.                  56      1989       136,782<F18>           .36%


(A) Term expires at Annual Meeting in 1998.

(B) Term expires at Annual Meeting in 1999.

(C) Term expires at Annual Meeting in 2000.

<F1> All persons have been engaged in the occupation identified in the foregoing table for at least five years with the exception of Cecil W. Cupp, Jr.  Mr. Cupp's retirement was effective December 31, 1994.

<F2> All shares listed are owned of record, except as described in <F3> through <F18>.

<F3> Includes interests in the Company's common stock under the Company's payroll based stock ownership plan and employee stock ownership plan as of December 31, 1996, which interests include sole voting power with respect to the shares, as follows: Mr. Bowen 29,660, Mr. Grace 34,055 and Mr. Henry 32,876.

<F4> John W. Allison owned of record 656,771 shares; 19,381 shares were owned by his wife; 17,115 shares, for which Mr. Allison and his wife have custodial power, were owned by Mr. Allison's children and grandchildren; 100,330 shares were owned by Capital Buyers, Inc., of which Mr. Allison is president.

<F5> Truman Arnold owned of record 580,510 shares; 89,991 shares, of which Mr. Arnold has the right to direct the voting, were owned by a trust; 242,550 shares were owned by Truman Arnold Companies, Inc., of which Mr. Arnold is chairman and chief executive officer; 42,895 shares, of which Mr. Arnold has the right to direct the voting, were owned by Truman Arnold Companies, Inc., Retirement Trust.

<F6> William H. Bowen owned of record 573,253 shares; 91,048 shares were owned by his wife.

<F7> 778,588 shares were owned by a trust for which Cecil W. Cupp, Jr. is trustee with the right to vote such shares; 1,984 shares were owned by a trust for which his wife is trustee with the right to vote such shares.

<F8> Wallace Fowler owned of record 437,078 shares; 1,050 shares were owned jointly with his wife; 413,042 shares were owned by his wife; 180,734 shares were owned by Fowler Family Investments Partnership of which Mr. Fowler is the managing partner; 65,737 shares were owned by Fowler Foods, Inc. of which Mr.
     Fowler is the chairman; 27,824 shares were owned by Town and Country Insurance Agency of which Mr.
     Fowler is a director and vice president.

<F9> Barnett Grace owned of record 289,138 shares; 1,944 shares were owned by his wife; 3,014 shares, for which Mr. Grace has custodial power, were owned by Mr. Grace's children; 96,307 shares were owned by various trusts for which Mr. Grace is trustee with the right to vote such shares.  Includes exercisable options granted under the 1987 Incentive and Nonqualified Stock Option Plan of 48,242.

<F10>Edwin P. Henry owned of record 11,674 shares; 14,853 shares were jointly owned with his wife.  Includes
     80,400 shares of exercisable options granted under the 1987 Incentive and Nonqualified Stock Option
     Plan.

<F11>Frank D. Hickingbotham owned of record, 1,447,620 shares; 10,000 shares were jointly owned with his wife; 42,000 shares, of which Mr. Hickingbotham has the right to direct the voting, were owned by a charitable trust.

<F12>Walter E. Hussman, Jr., owned of record 1,585 shares; 608 shares were owned by various trusts for which
     Mr. Hussman is trustee with the right to vote such shares.

<F13>Frederick E. Joyce, M.D. owned of record 232,602 shares; 7,623 shares, of which Dr. Joyce has the right to direct the voting, were owned by a retirement trust.



<F14>Jack G. Justus owned 8,071 shares jointly with his wife.

<F15>Michael W. Murphy owned of record 371 shares; 2,729 shares were owned by his wife; 6,101 shares were owned by trusts for which Mr. Murphy is trustee with the right to vote such shares.

<F16>Wayne Pyeatt owned of record 213,220 shares; 176,558 were owned by trusts for which Mr. Pyeatt is trustee and has the right to vote.

<F17>Sam C. Sowell owned of record 11,750 shares; 17,060 shares were owned jointly with his wife.

<F18>Paul D. Tilley owned of record 3,540 shares; 133,242 shares were owned by Highland Resources, Inc., of which Mr. Tilley is the president and chief executive officer.

    The following directors occupy directorships in other registered companies as indicated:

            William H. Bowen             TCBY Enterprises, Inc.

            Frank D. Hickingbotham       TCBY Enterprises, Inc.

            Frederick E. Joyce, M.D.     Southwestern Electric Power Company

            Michael W. Murphy            Murphy Oil Corporation

OTHER INFORMATION

    The Board of Directors of the Company held thirteen meetings during 1997. The Board of Directors has Audit and Compensation committees. The Board of Directors does not have a standing nominating committee.

    The Audit Committee, which met six times during 1997, presently consists of Directors Clark, Cress, and Joyce. The functions of the Audit Committee are (a) to review and approve the adequacy of the Company's internal audit plan, internal audit staff and audit budget; (b) to evaluate the Company's internal control structure and risk management program; (c) to recommend annually to the Board of Directors the appointment of independent auditors at determined fees; (d) to approve the scope of the prospective annual audit; (e) to review the Company's financial reporting process and significant accounting policies; and (f) to review the results of various examinations of the Company and its affiliates and management's response thereto.

    The Compensation Committee, which met six times during 1997, presently consists of Directors Allison, Arnold, Cress, Sowell and Tilley. The function of the Compensation Committee is to establish and review the compensation and benefits of certain officers of the Company.

    All of the incumbent members of the Board of Directors attended at least 75% of the aggregate number of meetings of the Board and of the Committees on which they served during the last fiscal year, with the exceptions of Directors Hickingbotham, Hussman, Murphy and Pyeatt.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Company stock.

    Based upon a review of copies of such reports filed with the Commission and written representations that no other reports were required to be filed, it is the Company's belief that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with during the year ended December 31, 1997, with the exception of an initial ownership report which was filed late for Howard M. Qualls.

    The information concerning the executive officers of the Registrant is contained in Part I, Item 1, of this Form 10-K under the caption "Executive Officers of the Company", and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the four highest-paid executive officers during the Company's previous three fiscal years:

                                          SUMMARY COMPENSATION TABLE
                                                                          Long-term Compensation
                                                                         ------------------------
                                             Annual Compensation                    Awards
                                      ---------------------------------  ------------------------
                                                           Other Annual   Restricted   Securities     All Other
                                                           Compensation     Stock      Underlying  Compensation
 Name and Principal Position    Year  Salary($)  Bonus($)     ($)<F1>     Award($)<F2> Options(#)      $)<F3>
------------------------------  ----  ---------  --------  ------------  ------------  ----------  ------------
Barnett Grace                   1997    400,120   319,140           --   606,375        35,000           13,167
  Chairman, President and       1996    382,736   229,028           --        --        10,500<F4>       15,666
  Chief Executive Officer of    1995    363,216   210,549           --        --        26,543<F4>       11,341
  the Company

Jack Fleischauer, Jr.           1997    242,120   127,440           --   255,544        14,576            5,834
  Chairman, President and       1996    230,736   117,900           --        --         7,350<F4>        5,966
  Chief Executive Officer,      1995    220,801   107,768           --        --        15,207<F4>        1,980
  First Commercial Bank, N.A.,
  Little Rock, Arkansas

Edwin P. Henry                  1997    222,927   115,630           --   567,394        13,391           10,412
  Vice Chairman of the Company  1996    215,211   111,720           --        --         3,150<F4>       10,323
  Executive Vice President,     1995    203,316    90,291           --        --        14,136<F4>        7,501
   First Commercial Bank, N.A.

Neil S. West                    1997    219,635   114,587           --   241,049        13,188            8,994
  Executive Officer of the      1996    211,925    97,674           --        --         5,250<F4>        9,154
  Company; Chairman and Chief   1995    199,500    69,564           --        --        20,034<F4>        6,504
  Executive Officer, Tyler
  Bank and Trust Company, N.A.,
  Tyler, Texas

Wayne Hartsfield                1997    169,460    86,000           --          --       3,465           20,000
  Executive Officer of the      1996        N/A       N/A          N/A         N/A         N/A              N/A
  Company; President and Chief  1995        N/A       N/A          N/A         N/A         N/A              N/A
  Executive Officer, First
  National Bank of Searcy


<F1> Amounts representing personal benefits are not included in this table.  The Company has a policy of providing country club memberships to some of its officers.  The recipients of these items are selected by the Company's executive management.  The Company also provides a medical expense allowance to certain executive officers.  In the Company's estimation, the dollar amount of such items for the personal benefit of each named officer does not exceed the lesser of $50,000 or ten percent (10%) of the aggregate remuneration for any individual.

<F2> On December 16, 1997, the Company granted a total of 100,295 stock unit awards to certain employees.
     Each unit is based on the valuation of one share of the Company's common stock and vests over five years.  Cash payments of one-third of the vested amount will be made at the end of years three, four and five, based on the market value of the Company's common stock on the anniversary dates.  Upon change of control of the Company, all nonvested units will vest 100% and be payable as of the closing date of the control change.  Compensation expense will be accrued over the five-year vesting period, adjusted for changes in the  value of the Company's common stock, unless change of control occurs at which time total expense would be accrued.  The values shown in the table were as of the grant date of
     December 16, 1997.  The unit award values at December 31, 1997 for Messrs. Grace, Fleischauer, Henry,
     and West were $615,563, $259,416, $575,991, and $244,701, respectively.

<F3> "All Other Compensation" for the year ended December 31, 1997 includes the following for Messrs.
     Grace, Fleischauer, Henry, West: (i) Company contributions to the 401(k) Retirement Savings Plan of
     $4,649, $3,749, $4,649, and $5,377 on behalf of each of the named executives, respectively, (ii)
     Company contributions to the Non-Qualified Deferred Compensation Plan of $7,078, $1,215, $2,253,and
     $2,177 on behalf of each of the named executives, respectively, and (iii) Company contributions to the
     Company's group life insurance policy of $1,440, $870, $3,510, and $1,440, respectively.
     All other compensation for the year 1997 for Mr. Hartsfield includes the following:  (i) Company contributions to the Profit Sharing Plan of $16,000, and (ii) Company contributions to the Company's group life insurance policy of $4,000.  There is no arrangement or understanding, formal or informal, whereby the named executive officers have or will receive or be allocated an interest in any cash surrender value under the Company's insurance policy.

<F4> Reflects a a five percent stock dividend paid January 2, 1998, a five percent stock dividend paid
     November 15, 1996, and a seven percent stock dividend paid January 2, 1996.


OPTIONS GRANTED AND OPTIONS EXERCISED IN THE LAST FISCAL YEAR

    The following table sets forth certain information concerning options granted during 1997 to the named executive officers:

                                            OPTION GRANTS IN 1997

                                   Individual Grants
---------------------------------------------------------------------------------------------------------------
                         Number of       % of Total
                        Securities         Options                                     Grant Date Present Value
                        Underlying       Granted to    Exercise or                      as Calculated per the
                          Options       Employees in    Base Price                       Black-Scholes Option
        Name           Granted(#)<F1>   Fiscal Year     ($/Share)    Expiration Date     Pricing Model($)<F2>
---------------------  --------------  --------------  -----------  -----------------  ------------------------
Barnett Grace .......      35,000           20.95         55.00     December 10, 2007          484,400

Jack Fleischauer, Jr.      14,576            8.73         55.00     December 10, 2007          201,732

Edwin P. Henry ......      13,391            8.02         55.00     December 10, 2007          185,331

Neil S. West ........      13,188            7.89         55.00     December 10, 2007          182,522

Wayne Hartsfield ....       3,465            2.07         55.00     December 10, 2007           47,956
------------------------------------------------------------------------------------------------------------

<F1> Options become exercisable with respect to 20% of the shares covered thereby on the anniversary of the grant date in 1998, 1999, 2000, 2001 and 2002.  If the Company is acquired by another company, any unexercisable portion of the options will become immediately exercisable.

<F2> Based on the Black-Scholes option pricing model as adjusted for the payment of dividends.  Valuations under the model depend on such factors as the volatility of a security's return, the level of interest rates, the relationship of the underlying stock's price to the strike price of the option, current dividends and the time remaining until the option expires.  Valuations under the same model could change if different assumptions as to factors such as volatility and interest rates were made.  Option values are dependent on the future performance of the common stock and overall stock market conditions.
     There can be no assurance that the values reflected in this table will be realized.  The specific variables used for the Black-Scholes valuation in the above table are as follows:  annual volatility of the Company's rate of return on stock of .18; risk-free interest rate of 5.9%; annual dividend yield as of date of option grant of 2.3%; and a weighted-average expected life of seven years.  The option's exercise price equals 100% of the fair market value of the Company's stock on the date of the grant.

    The following table summarizes options exercised during 1997 and presents the value of unexercised options held by the named executive officers at December 31, 1997:

                             OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

                                    Value Realized     Number of Securities         Value of Unexercised
                                    (Market price     Underlying Unexercised            in-the-Money
                         Shares       at exercise      Options at 12/31/97(#)     Options at 12/31/97($)<F1>
                       Acquired on   less exercise  ---------------------------  ---------------------------
        Name           Exercise(#)     price)($)     Exercisable  Unexercisable   Exercisable  Unexercisable
--------------------   -----------  --------------  ------------- -------------  ------------- -------------
Barnett Grace ......    73,780        2,660,507          48,242        66,091      1,873,384     1,126,563

Jack Fleischauer, Jr.       --              --           21,673        38,995        824,443       884,208

Edwin P. Henry .....    12,471          392,514          80,400        25,943      3,932,973       451,813

Neil S. West .......        --              --           22,896        32,868        852,592       673,753

Wayne Hartsfield ...        --              --               --         3,465             --        12,561
---------------------------------------------------------------------------------------------------------

<F1> Amounts represent the excess of the market value over the exercise price for all exercisable shares and all unexercisable shares at December 31, 1997.

PENSION PLAN

    The following table sets forth the annual life annuity payable under the Company's qualified pension plans to participating employees in the specified remuneration and years of service classification:

                                           ESTIMATED ANNUAL BENEFITS

                Final 5 Year                       Years of Service at Retirement
               Average Annual      --------------------------------------------------------------
                Compensation           15           20           25           30           35
              -----------------    ----------   ----------   ----------   ----------   ----------
                  $100,000           $25,507      $34,010      $42,512      $42,512      $42,512
                   150,000            40,507       54,010       67,512       67,512       67,512
                   200,000<F1>        40,507       54,010       67,512       67,512       67,512
                   300,000<F1>        40,507       54,010       67,512       67,512       67,512
                   400,000<F1>        40,507       54,010       67,512       67,512       67,512
                   500,000<F1>        40,507       54,010       67,512       67,512       67,512
                   600,000<F1>        40,507       54,010       67,512       67,512       67,512
----------

<F1> As required by Section 415 of the Internal Revenue Code, the qualified pension plans' payments may not provide annual benefits exceeding a maximum amount, currently $125,000.  Pursuant to Section 401(a)(17)
     of the Internal Revenue Code, annual compensation in excess of $160,000, for fiscal year 1997, cannot be taken into account in determining qualified pension plan benefits.

    Covered compensation comprises basic compensation and bonuses or incentive compensation up to 20% of basic compensation, paid to all plans' participants. The final average compensation is based on the highest five consecutive years out of the final ten years of employment. Benefits commence at age 70 1/2 or at retirement, if earlier, and continue for the lifetime of the participant. The pension benefits are on the basis of a life only annuity and are reduced for Social Security, but are not reduced by other benefits received by the participants.

    The maximum benefit under the qualified pension plans is limited by Sections 415 and 401(a)(17) of the Internal Revenue Code; however, the Company has adopted a Supplemental Executive Retirement Plan for Barnett Grace and Jack Fleischauer. Under this plan, Mr. Grace would receive an amount equal to the benefit payable under the Pension Plan, without regard to such limitations, less the amount actually payable under the qualified pension plan. This amount is further multiplied by a fraction, the numerator of which is the number of years of service from January 1, 1995, and the denominator of which is 15, unless Mr. Grace terminates employment within a period 45 days prior to or 24 months after a change in control of the Company, in which case the multiplier will not apply. The estimated annual benefit payable for Mr. Grace at age 65, which has accrued as of December 31, 1997, is $13,986. However, if the fractional reduction does not apply, the annual benefit payable for life at age 65 is $69,932. The estimated annual benefit payable for Mr. Fleischauer at age 65, which has accrued as of December 31, 1997, is $2,706. No benefit is payable in the event of termination prior to Mr. Fleischauer's normal retirement date.

    The estimated years of credited service at December 31, 1997, for each of the named executive officers is as follows: Barnett Grace, 26; Jack Fleischauer, Jr., 4; Edwin P. Henry, 36; Neil S. West, 5; and Wayne Hartsfield, 38.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

    The Company has entered into change-in-control agreements with Messrs. Grace, Fleischauer, Henry, West, and Hartsfield. Pursuant to the terms of such agreements, if any of these officers following a "change in control" of the Company is terminated by the Company (prior to his normal retirement date) within two years of the change in control without "cause," or if the officer resigns for "good reason" within twelve months, then such officer is entitled to receive certain cash payments from the Company. Payments shall be made under the agreements which range up to three times the participant's current base salary plus the average bonus for the past two years. Certain agreements are "grossed up" to provide for any excise tax imposed by Section 4999 of the Internal Revenue Code and the continuation of benefits for up to three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of the following directors:
Allison, Arnold, Cress, Sowell, and Tilley. There were no committee interlocks or insider participation.

REMUNERATION OF DIRECTORS

    The members of the Board of Directors are paid a fee of $350 per month for advice and assistance called for on a day-to-day basis as well as $500 per meeting for all regular and special meetings of the Board which they attend. In addition, those members of the Board who serve on Board committees are paid a fee of $400 for each meeting they attend and $175 for each meeting via telephone conference in which they participate. Those members of the Board who are also executive officers of the Company do not receive any fees.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

PRINCIPAL HOLDERS OF SHARES

    As of February 13, 1998, there were no individuals who owned beneficially more than 5% of the Company's common stock. The following table sets forth the number of shares owned by the named executive officers in the Summary Compensation Table and by all Directors and Executive Officers as a group:
                                                       Percentage of
 Name and Address of                Amount of           Common Stock
   Beneficial Owner             Beneficial Ownership     Outstanding
 ----------------------------   --------------------    ------------
 Barnett Grace ..............         472,700 <F1>           1.26%
 Jack Fleischauer, Jr. ......          23,461 <F2>            .06%
 Edwin P. Henry..............         139,803 <F1>            .37%
 Neil S. West ...............          26,060 <F3>            .07%
 Wayne Hartsfield ...........          27,456 <F4>            .07%

 All Directors and Executive
  Officers as a Group .......       7,446,191 <F5>          19.69%

[FN]
<F1> For information with regard to form of ownership, see the footnotes to the table that appears in "Directors and Executive Officers of the Registrant."

<F2> Includes an interest in 1,655 shares under the Company's payroll based stock ownership plan and employee stock ownership plan and includes exercisable options for 21,673 shares granted under the 1987 Incentive and Nonqualified Stock Option Plan.

<F3> Includes an interest in 2,720 shares under the Company's payroll based stock ownership plan and employee stock ownership plan and includes exercisable options for 22,896 shares granted under the 1987 Incentive and Nonqualified Stock Option Plan.

<F4> Includes an interest in 452 shares under the Company's payroll based stock ownership plan and employee stock ownership plan.

<F5> Includes interests in 104,963 shares under the Company's payroll based stock ownership plan and employee stock ownership plan and includes exercisable options for 215,597 shares granted under the 1987 Incentive and Nonqualified Stock Option Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS

    The Company and its subsidiaries have had, and expect to have in the future, banking transactions in the ordinary course of business with executive officers of the Company, directors of the Company and principal shareholders. Loans made to members of this group, including companies in which they are principal owners (10% or more ownership interest) amounted to approximately $60 million at the highest point in 1997, which represents 9.7% of the Company's average equity capital. Such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The loans do not include more than a normal risk of collectibility and do not involve any unfavorable features.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------
(a) The following documents are filed as part of this report:

    (1) Financial Statements:

        Reports of Management and Independent Auditors

        Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996, and 1995

        Consolidated Balance Sheets as of December 31, 1997
          and 1996

        Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

           All schedules normally required by Form 10-K are omitted since they either are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3) Executive Compensation Plans and Arrangements:

          1987 Incentive and Non-Qualified Stock Option Plan, (Exhibit 10(a) hereto).

          Non-Qualified Deferred Compensation Plan, (Exhibit 10(b) hereto).

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

          Change-in-Control Agreement between the Company and Barnett Grace (Exhibit 10(e) hereto).

          Change-in-Control Agreement between the Company and Jack Fleischauer, Jr. (Exhibit 10(f) hereto).

          Change-in-Control Agreement between the Company and Edwin P. Henry (Exhibit 10(g) hereto).

          Change-in-Control Agreement between the Company and Neil Stewart West (Exhibit 10(h) hereto).

          Change-in-Control Agreement between the Company and Wayne Hartsfield (Exhibit 10(i) hereto).

          1997 Incentive Stock Plan (Exhibit 10(j) hereto).

(b) Reports on Form 8-K:

    Registrant did not file any reports on Form 8-K report during the fourth quarter of 1997. With respect to the proposed merger of Regions Financial Corporation and the Registrant, a report on Form 8-K was filed by the Registrant on February 13, 1998.

(c) Exhibits:

    The exhibits are submitted as a separate section of this Form 10-K under the caption "Index to Exhibits."

(d) Financial Statement Schedules:

    Not applicable.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST COMMERCIAL CORPORATION



                                       By: /s/ Barnett Grace
                                          -------------------------
                                           Barnett Grace
                                           Chairman of the Board
Date:  March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                    DATE

/s/ Barnett Grace             Chairman of the Board, President, March 27, 1998
----------------------------  Chief Executive Officer and
    Barnett Grace             Director (Principal Executive
                              Officer)

/s/ J. Lynn Wright            Chief Financial Officer           March 27, 1998
----------------------------  (Principal Financial and
    J. Lynn Wright             Accounting Officer)

/s/ John W. Allison           Director                          March 27, 1998
----------------------------
   John W. Allison

/s/ Truman Arnold             Director                          March 27, 1998
----------------------------
   Truman Arnold

/s/ William H. Bowen          Director                          March 27, 1998
----------------------------
   William H. Bowen

/s/ Peggy Clark               Director                          March 27, 1998
----------------------------
   Peggy Clark

/s/ Robert G. Cress           Director                          March 27, 1998
----------------------------
   Robert G. Cress

/s/ Cecil W. Cupp, Jr.        Director                          March 27, 1998
----------------------------
   Cecil W. Cupp. Jr.

/s/ Wallace W. Fowler         Director                          March 27, 1998
----------------------------
   Wallace W. Fowler

/s/ Edwin P. Henry            Vice Chairman and Director        March 27, 1998
----------------------------
   Edwin P. Henry

/s/ Frank D. Hickingbotham    Director                          March 27, 1998
----------------------------
   Frank D. Hickingbotham

                              Director
----------------------------
   Walter E. Hussman, Jr.

/s/ Frederick E. Joyce, M.D.  Director                          March 27, 1998
----------------------------
   Frederick E. Joyce, M.D.

/s/ Jack G. Justus            Director                          March 27, 1998
----------------------------
   Jack G. Justus

/s/ Michael W. Murphy         Director                          March 27, 1998
----------------------------
   Michael W. Murphy

/s/ David Pryor               Director                          March 27, 1998
----------------------------
   David Pryor

/s/ Wayne W. Pyeatt           Director                          March 27, 1998
----------------------------
   Wayne W. Pyeatt

/s/ Sam C. Sowell             Director                          March 27, 1998
----------------------------
   Sam C. Sowell

/s/ Paul D. Tilley            Director                          March 27, 1998
----------------------------
   Paul D. Tilley

                                               Index to Exhibits

     Exhibit Number                                         Exhibit
     --------------  -------------------------------------------------------------------------------------
          3(i) <F*>  Company's Second Amended and Restated Articles of Incorporation, as amended (3(i) in
                     Form 10-Q for the quarter ended June 30, 1996 in 0-9676).

          3(ii)<F*>  Company's Bylaws as currently in effect (3(d) in Form 10-K for the fiscal year ended
                     December 31, 1991 in 0-9676).

         10(a) <F*>  1987 Incentive and Non-Qualified Stock Option Plan (10(a) in Form 10-K for the fiscal year ended December 31, 1994 in 0-9676).

         10(b) <F*>  Non-Qualified Deferred Compensation Plan, as amended (10(b) in Form 10-K for the fiscal year ended December 31, 1994 in 0-9676).

         10(c) <F*>  Supplemental Executive Retirement Plan for C. Barnett Grace (10(c) in Form 10-K for
                     the fiscal year ended December 31, 1995 in 0-9676).

         10(d) <F*>  Supplemental Executive Retirement Plan for John I. Fleischauer, Jr. (10(d) in Form 10-K
                     for the fiscal year ended December 31, 1996 in 0-9676).

         10(e) <F*>  Change-in-Control Agreement between the Company and C. Barnett Grace. (10(e) in Form 10-K
                     for the fiscal year ended December 31, 1996 in 0-9676).

         10(f) <F*>  Change-in-Control Agreement between the Company and John I. Fleischauer, Jr. (10(f) in
                     Form 10-K for the fiscal year ended December 31, 1996 in 0-9676).

         10(g) <F*>  Change-in-Control Agreement between the Company and Edwin P. Henry. (10(g) in Form 10-K for the fiscal year ended December 31, 1996 in 0-9676).

         10(h) <F*>  Change-in-Control Agreement between the Company and Neil S. West. (10(h) in Form 10-K for the fiscal year ended December 31, 1996 in 0-9676).

         10(i)       Change-in-Control Agreement between the Company and Wayne Hartsfield.

         10(j) <F*>  1997 Incentive Stock Plan (10 in Form 10-Q for the quarter ended March 31, 1997 in 0-9676).

         11          Computation of Earnings per Common Share.

         21          Subsidiaries of Registrant.

         23(a)       Consent of Ernst & Young LLP.

         23(b)       Consent of Kemp and Company, CPA's.

         27(a)       Financial Data Schedule - December 31, 1997

         27(b)       Financial Data Schedule - September 30, 1997 (Restated)

         27(c)       Financial Data Schedule - June 30, 1997 (Restated)

         27(d)       Financial Data Schedule - March 31, 1997 (Restated)

         27(e)       Financial Data Schedule - December 31, 1996 (Restated)

         27(f)       Financial Data Schedule - September 30, 1996 (Restated)

         27(g)       Financial Data Schedule - June 30, 1996 (Restated)

         27(h)       Financial Data Schedule - March 31, 1996 (Restated)

         27(i)       Financial Data Schedule - December 31, 1995 (Restated)

         99(a)       Report of Kemp and Company, CPA's.

         99(b)       Annual Report on Form 11-K for Stock Purchase Plan for employees of First Commercial
                     Corporation (to be filed by amendment).

<F*>  Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. (Exhibit numbers and file numbers appear in parentheses.)