Form 10-Q
period 1998-03-31
FIRST COMMERCIAL CORP
filed 1998-05-14
CIK 316769

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             --------------------------
                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1998


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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                    Class                     Outstanding at March 31, 1998
   ---------------------------------------     --------------------------------
   Common Stock, $3.00 par value per share               37,603,692

                                  TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----

                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements (Unaudited).............................   1

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

   3.      Quantitative and Qualitative Disclosures about Market Risk...  20

                            PART II - OTHER INFORMATION

   1.      Legal Proceedings............................................  20

   6.      Exhibits and Reports on Form 8-K.............................  20

 Signatures.............................................................  21

                           PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

FIRST COMMERCIAL CORPORATION                                                Unaudited
CONSOLIDATED BALANCE SHEETS                                         March 31,        December 31,
(Dollars in thousands, except par value)                                    --------------     --------------
                                                                                 1998               1997
                                                                            --------------     --------------
ASSETS
 Cash and due from banks................................................... $      447,245     $      397,361
 Federal funds sold........................................................        237,220            173,794
                                                                            --------------     --------------
  Total cash and cash equivalents..........................................        684,465            571,155
 Investment securities held-to-maturity, estimated market
  value $341,105 and $410,620 respectively.................................        338,877            408,683
 Investment securities available-for-sale..................................      1,413,171          1,309,955
 Trading account securities................................................            516                149
 Loans and leases, net of unearned income..................................      4,643,100          4,317,631
 Allowance for possible loan and lease losses..............................        (86,879)           (79,970)
                                                                            --------------     --------------
  Net loans and leases.....................................................      4,556,221          4,237,661
 Bank premises and equipment, net..........................................        136,015            124,872
 Other real estate owned, net of allow for possible losses of $1 and $2,
  respectively.............................................................          6,917              5,658
 Other assets..............................................................        245,907            229,119
                                                                            --------------     --------------
    Total assets........................................................... $    7,382,089     $    6,887,252
                                                                            ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest bearing transaction accounts................................. $    1,110,616     $    1,222,660
 Interest bearing transaction and savings accounts.........................      2,256,228          1,983,803
 Certificates of deposit $100,000 and over.................................        665,239            727,000
 Other time deposits.......................................................      2,297,488          2,014,227
                                                                            --------------     --------------
  Total deposits...........................................................      6,329,571          5,947,690
 Short-term borrowings.....................................................        314,329            203,185
 Other liabilities and deferred income taxes...............................         78,866             80,161
 Long-term debt............................................................         23,394              5,103
                                                                            --------------     --------------
  Total liabilities........................................................      6,746,160          6,236,139
 Stockholders' equity
  Preferred stock, $1 par value, 400,000 shares authorized, none issued....             --                 --
  Common stock, $3 par value, 50,000,000 shares authorized,
   37,612,842 and 37,578,681 shares issued, respectively...................        112,839            112,736
  Capital surplus..........................................................        330,135            359,629
  Retained earnings........................................................        191,359            174,423
  Accumulated other comprehensive income, net of taxes
   Unrealized net gains on available-for-sale securities...................          2,222              4,325
  Less treasury stock at cost, 9,150 and -0- shares, respectively..........           (626)                --
                                                                            --------------     --------------
   Total stockholders' equity..............................................        635,929            651,113
                                                                            --------------     --------------
    Total liabilities and stockholders' equity............................. $    7,382,089     $    6,887,252
                                                                            ==============     ==============
 See accompanying notes.

                         FIRST COMMERCIAL CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                (Dollars in thousands, except per share data)

                                                             Unaudited
                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
Interest income
   Loans and leases, including fees................... $   95,962  $   95,226
   Short-term investments.............................      2,238       2,249
   Investment securities-taxable......................     21,890      22,406
                        -nontaxable...................      2,925       3,037
   Trading account securities.........................         (1)         12
                                                       ----------  ----------
     Total interest income............................    123,014     122,930
Interest expense
   Interest on deposits...............................     49,777      51,236
   Short-term borrowings..............................      2,741       2,502
   Long-term debt.....................................         99         420
                                                       ----------  ----------
     Total interest expense...........................     52,617      54,158
Net interest income...................................     70,397      68,772
Provision for possible loan and lease losses..........      2,051       2,842
                                                       ----------  ----------
     Net interest income after provision for
       possible loan and lease losses.................     68,346      65,930
Other income
   Trust department income............................      4,161       3,238
   Mortgage servicing fee income......................      8,849       9,774
   Broker-dealer operations income....................      1,696       1,243
   Service charges on deposit accounts................      8,003       8,112
   Other service charges and fees.....................      4,078       3,932
   Investment securities gains (losses), net..........        154          10
   Other real estate gains (losses), net..............        (76)       (354)
   Other..............................................      2,687       1,970
                                                       ----------  ----------
     Total other income...............................     29,552      27,925
Other expenses
   Salaries, wages and employee benefits..............     28,922      28,880
   Net occupancy......................................      3,735       3,931
   Equipment..........................................      3,907       3,925
   FDIC insurance.....................................        267         (48)
   Amortization of mortgage servicing rights..........      2,193       4,243
   Other..............................................     17,910      18,215
                                                       ----------  ----------
     Total other expenses.............................     56,934      59,146
   Income before income taxes.........................     40,964      34,709
   Income tax provision...............................     13,656      12,148
                                                       ----------  ----------
     Net income....................................... $   27,308  $   22,561
                                                       ==========  ==========

                         FIRST COMMERCIAL CORPORATION
                    CONSOLIDATED INCOME STATEMENTS (Continued)
                                 (Dollars in thousands, except per share data)

                                                           Unaudited
                                                       Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------

Weighted average number of
  common shares outstanding - Basic................... 37,318,092  37,432,824
Dilutive potential common shares......................    525,543     430,330
                                                       ----------  ----------
Weighted average number of common shares -
  assuming dilution................................... 37,843,635  37,863,154
                                                       ==========  ==========

Basic earnings per common share....................... $     0.73  $     0.60
                                                       ==========  ==========

Diluted earnings per common share..................... $     0.72  $     0.60
                                                       ==========  ==========
See accompanying notes.

                         FIRST COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Dollars in thousands, except per share data)
                                                                          Accumulated
                                                                             Other
                                           Common               Retained  Comprehensive  Treasury
                                           Stock     Surplus    Earnings  Income (Loss)   Stock      Total
                                         ---------  ---------  ---------  ------------- --------- ---------
 Balance - December 31, 1996............ $ 101,618  $ 263,090  $ 191,813  $       1,079 $      -- $ 557,600
 Comprehensive income
  Net income............................                          22,561                             22,561
  Other comprehensive income, net of taxes
   Unrealized gain (loss) on available-
    for-sale (AFS) securities...........                                         (5,256)             (5,256)
                                                                                                  ---------
       Total comprehensive income.......                                                             17,305
                                                                                                  ---------
 Cash dividends-$.23 per common share...                          (9,691)                            (9,691)
 Stock options exercised................        85        111                                           196
 Purchase of treasury stock, 91 shares..                                                       (2)       (2)
 Purchase of minority shares of
  Springhill Bank & Trust Company,
   253 shares...........................         1         10                                   2        13
 Acquisition of W.B.T. Holding Company, Inc.,
   1,430,050 shares.....................     4,087                14,524            214              18,825
 Acquisition of City National Bank,
     152,752 shares.....................       436      1,289         14                              1,739
 Acquisition of First Charter Bancshares, Inc.,
     277,439 shares.....................       792       (487)     5,109                              5,414
                                        ---------- ----------  ---------  ------------- --------- ---------
 Balance - March 31, 1997...............$  107,019 $  264,013  $ 224,330  $      (3,963)       -- $ 591,399
                                        ========== ==========  =========  ============= ========= =========

 Balance - December 31, 1997............$  112,736 $  359,629  $ 174,423  $       4,325 $      -- $ 651,113
 Comprehensive income
  Net income............................                          27,308                             27,308
  Other comprehensive income, net of taxes
   Unrealized gain (loss) on AFS securities
    ($2,145), net of reclassification
    adjustment for income(loss) included in
    net income of ($42)                                                          (2,103)             (2,103)
                                                                                                  ---------
       Total comprehensive income.......                                                             25,205
                                                                                                  ---------
 Cash dividends-$.28 per common share...                         (10,372)                           (10,372)
 Stock options exercised................       103        412                                           515
 Purchase of treasury stock for use in
  Kemmons Wilson, Inc. acquisition,
  1,125,000 shares......................                                                  (74,270)  (74,270)
 Acquisition of Kemmons Wilson, Inc.
  1,115,850 shares......................              (29,906)                             73,644    43,738
                                        ---------- ----------  ---------  ------------- --------- ---------
Balance - March 31, 1998................$  112,839 $  330,135  $ 191,359  $       2,222 $    (626)$ 635,929
                                        ========== ==========  =========  ============= ========= =========
See accompanying notes.

FIRST COMMERCIAL CORPORATION                                                     Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOW                                     Three Months Ended
(Dollars in thousands)                                                                       March 31,
                                                                                     -----------------------
                                                                                        1998         1997
                                                                                     ----------   ----------
OPERATING ACTIVITIES

 Net income......................................................................... $   27,308   $   22,561
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.....................................................      6,360        8,429
  Provision for possible loan and lease losses......................................      2,051        2,842
  Gain on sale of available-for-sale investment securities..........................       (154)         (10)
  Gain on sale of equipment.........................................................        (26)          (6)
  Loss (gain) on sale of other real estate..........................................       (531)          26
  Write downs of other real estate..................................................        111           11
  Equity in undistributed earnings of unconsolidated subsidiary.....................       (510)        (146)
  Decrease (increase) in trading securities.........................................       (374)         171
  Realized loss on trading securities...............................................          7           --
  Decrease (increase) in mortgage loans held for resale.............................    (22,929)       2,939
  Increase in income taxes payable..................................................      7,484       11,879
  Decrease (increase) in interest and other receivables.............................      3,536         (240)
  Decrease in interest payable......................................................       (335)      (1,685)
  Increase (decrease) in accrued expenses...........................................    (19,869)       1,100
  Increase in prepaid expenses......................................................       (182)        (438)
                                                                                     ----------   ----------
   Net cash provided by operating activities........................................      1,947       47,433

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available-for-sale....................    152,991           80
 Proceeds from maturing investment securities available-for-sale....................    605,879      211,179
 Proceeds from maturing investment securities held-to-maturity......................    133,683       91,535
 Purchases of investment securities available-for-sale..............................   (853,037)    (184,849)
 Purchases of investment securities held-to-maturity................................    (59,968)     (94,607)
 Purchase of institutions, net of funds acquired....................................     42,935       32,362
 Net (increase) decrease in loans and leases........................................     21,261      (48,769)
 Capital expenditures...............................................................     (4,432)      (3,561)
 Proceeds from sale of bank premises and equipment..................................        742          263
 Purchased mortgage servicing rights and changes in other assets, net...............      7,916        1,961
 Proceeds from sales of other real estate...........................................      1,901          675
                                                                                     ----------   ----------
  Net cash provided by investing activities.........................................     49,871        6,269


FIRST COMMERCIAL CORPORATION                                                     Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOW  (continued)                   Three Months Ended
(Dollars in thousands)                                                                       March 31,
                                                                                     -----------------------
                                                                                        1998         1997
                                                                                     ----------   ----------
FINANCING ACTIVITIES

 Net increase (decrease) in demand deposits, NOW accounts, and savings accounts.....     47,130     (179,777)
 Net increase (decrease) in time deposits...........................................       (647)      17,785
 Net increase in short-term borrowings..............................................     99,144        4,967
 Proceeds from long-term borrowings.................................................          3           --
 Repayment of long-term debt........................................................        (11)      (6,062)
 Purchase of treasury stock.........................................................    (74,270)          (2)
 Sale of treasury stock.............................................................         --            2
 Stock options exercised............................................................        515          196
 Cash dividends paid on common stock................................................    (10,372)      (9,691)
                                                                                     ----------   ----------
  Net cash provided by (used in) financing activities...............................     61,492     (172,582)

 Net increase (decrease) in cash and cash equivalents...............................    113,310     (118,880)
 Cash and cash equivalents at the beginning of year.................................    571,155      654,830
                                                                                     ----------   ----------
 Cash and cash equivalents at end of period......................................... $  684,465   $  535,950
                                                                                     ==========   ==========

 See accompanying notes.

                          FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998

1.	There have been no significant changes in the accounting policies of the
Company since December 31, 1997, the date of the most recent annual report on Form 10-K, except as disclosed in Note 7, nor have there occurred events, except as disclosed in Notes 4, 5 and 6, which have had a material impact on the disclosures contained therein.

2.	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.
Any adjustments consist only of normal recurring accruals.

3.	Cash payments for interest were approximately $50.9 million and $55.8 million for the first quarter of 1998 and 1997, respectively. Cash payments for income taxes during the first quarter of 1998 and 1997 were approximately $700 thousand and $970 thousand, respectively.

4.	Aearth Development, Inc. v. First Commercial Bank, N.A.
	-------------------------------------------------------
	First Commercial Bank, N.A., a wholly owned subsidiary of Registrant, is the defendant in litigation initiated in 1989 seeking approximately $200 million in compensatory damages plus punitive damages. Plaintiffs in the litigation allege fraudulent conspiracy, fraudulent misrepresentation, tortious interference with a business expectancy, breach of contract, willful breach of fiduciary duty, interference with performance of contract, securities law violations, conversion, prima facie tort and violations of the Federal Racketeer Influenced and Corrupt Organizations
Act as a basis for trebled damages. In June of 1991, the matter was tried before a chancery judge in Chancery Court in Pulaski County, Arkansas, and on June 5, 1992, the complaint was dismissed and no damages were assessed against First Commercial Bank, N.A. Plaintiffs appealed this decision to the Supreme Court of Arkansas in July of 1992, alleging error for failure to try the case before a jury in Circuit Court. On
July 18, 1994, the Supreme Court of Arkansas remanded the case to Circuit
Court in Pulaski County, Arkansas, for jury trial. A jury trial was held, which concluded March 13, 1996, with the jury awarding plaintiffs a total of $12.5 million compensatory damages and $10.0 million punitive damages. After a setoff pertaining to monies owed by Aearth Development, Inc., and related interests, to First Commercial Bank, N.A., and a Remittitur reducing the punitive damages awarded in the judgment by $7.0 million, the final award was $8.2 million. On June 27, 1996, First
Commercial Bank, N.A., filed a Notice of Appeal to the Supreme Court of Arkansas. On April 30, 1998, the Arkansas Supreme Court reversed the judgment and dismissed the case.

    First Commercial Bank, N.A. is uncertain if any additional appeals or motions might be attempted, but believes the impact of this matter will not have a materially adverse effect on the Company's financial position. However, if any substantial loss were to occur as a result of this litigation it could have a material adverse impact upon results of operations in the fiscal quarter and/or year in which it were to be incurred, but the Company cannot estimate the range of any reasonably possible loss.

                           FIRST COMMERCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998

5. On February 8, 1998, the Company and Regions Financial Corporation ("Regions") entered into a definitive agreement that provides for the merger of the Company into Regions. Following the merger, Regions will have assets of $32.8 billion and 667 banking locations in nine southern states. Under the terms of the agreement, Regions will exchange 1.7 shares of its common stock for each share of the Company's common stock. Based on Regions' closing stock price on February 6, 1998, the transaction would be valued at approximately $2.7 billion. The merger, which is expected to be a tax-free reorganization for federal income tax purposes and accounted for as a pooling of interests, is expected to be consummated during the third quarter of 1998, pending Regions and Company shareholder approval, regulatory approval and other customary conditions of closing. Approximately 65.9 million shares of Regions' common stock are expected to be issued in the transaction. In connection with the execution of the definitive agreement, the Company granted Regions an option to purchase, under certain circumstances, up to 19.9% of the Company's outstanding shares of common stock.

6. On March 25, 1998, the Company acquired all of the outstanding shares of Kemmons Wilson, Inc., in exchange for 1,115,850 shares of the Company's common stock. The Company used treasury shares it had acquired during the first quarter of 1998 for the expressed intent of this acquisition.
    Kmmons Wilson, Inc., which name the Company changed to KWB Holdings, Inc., was the parent company of KW Bancshares, Inc., which owned Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank had assets of $393 million and serviced approximately $1 billion in residential mortgage loans. This transaction was accounted for as a purchase. The Company recorded costs in excess of fair value of the net assets acquired of $41.9 million, which will be amortized over 25 years using the straight-line method.

7. In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income." This Statement establishes new rules for the reporting and display of comprehensive income and its components. As of January 1, 1998, the Company adopted Statement 130 and the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

8.  Long-term debt

    Long-term debt increased during the first quarter of 1998 primarily due to the addition of an $18.3 million note through the acquisition of Kemmons Wilson, Inc. This note is payable to Mercantile Bank with interest rates floating at 30-day London InterBank Offered Rate plus 1.25%. The terms include quarterly principal and interest payments with the remaining balance due at maturity of December 31, 2000.

9.  Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share ("EPS"):
                                            Three Months Ended March 31,
    (Dollars in Thousands, Except Per Share)      1998        1997
                                               ----------  ----------
    Numerator:
     Net income                                $   27,308  $   22,561
     Preferred stock dividends................         -           -
     Effect of dilutive securities............         -           -
                                               ----------  ----------
     Numerator for basic and diluted EPS...... $   27,308  $   22,561
                                               ==========  ==========
    Denominator:
     Denominator for basic EPS-weighted
      shares outstanding...................... 37,318,092  37,432,824
     Effect of dilutive securities:
      Employee stock options..................    525,543     430,330
                                               ----------  ----------
     Denominator for diluted EPS-adjusted
      weighted average shares and assumed
      conversion.............................. 37,843,635  37,863,154
                                               ==========  ==========
    Basic earnings per common share........... $     0.73  $     0.60
                                               ==========  ==========
    Diluted earnings per common share......... $     0.72  $     0.60
                                               ==========  ==========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

	First Commercial Corporation ("Registrant" or the "Company") is a multi-bank holding company headquartered in Little Rock, Arkansas. The Company operates 17 institutions in the state of Arkansas, seven institutions in the state of Texas, one institution in the state of Tennessee, and one institution in the state of Louisiana. In a joint venture with Arvest Bank Group, Inc., of Bentonville, Arkansas, the Company owns 50% of two institutions in the state of Oklahoma. The Company's consolidated assets at March 31, 1998, totaled $7.4 billion.

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

    On March 25, 1998, the Company acquired all of the outstanding shares of Kemmons Wilson, Inc., in exchange for 1,115,850 shares of the Company's common stock. Kemmons Wilson, Inc., which name the Company changed to KWB Holdings, Inc., was the parent company of KW Bancshares, Inc., which owned Federal Savings Bank headquartered in Rogers, Arkansas. Federal Savings Bank had assets of $393 million and serviced approximately $1 billion in residential mortgage loans. This transaction was accounted for as a purchase. The Company recorded costs in excess of fair value of the net assets acquired of $41.9 million, which will be amortized over 25 years using the straight-line method.

Financial Review
----------------

	The following financial review provides management's analysis of the consolidated financial condition and results of operations of the Company. As such, the presentation focuses on those factors that have had the most significant impact on the Company's financial condition during the periods discussed.

Consolidated Earnings Summary

	Basic earnings of $0.73 per share in first quarter 1998 represented an increase of 21% from $0.60 per share during the same period in 1997. Diluted earnings per share also increased 21% to $0.72 from $0.60. Net income for the first quarter of 1998 increased 21% to $27.3 million from $22.6 million in 1997. The increase in net income reflects strong growth in net interest margin combined with tight controls over non-interest expense.

	When evaluating the earnings performance of a banking organization, two profitability ratios are important standards of measurement: return on average assets and return on average common stockholders' equity. Return on average assets measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. Annualized returns on average assets for the first quarter of 1998 and 1997 were 1.62% and 1.34%, respectively.

	The second profitability ratio, return on average common stockholders' equity, indicates how effectively a company has been able to generate earnings on the capital invested by its stockholders. In the first quarter of 1998, the Company earned 17.04% on average common stockholders' equity compared with 15.49% for the first quarter of 1997. The Company's continued improvement in the return on average common stockholders' equity ratio is indicative of the Company's successful deployment of its capital, combined with strong earnings growth.

Net Interest Income

	Net interest income, the greatest component of a bank's earnings, is the difference between income generated by earning assets and the interest cost of funding those assets. For the purpose of this analysis and discussion, net interest income and net interest margin reflect income from tax-exempt loans and tax-exempt investments on a fully tax-equivalent basis. This permits comparability of income data through recognition of the tax savings realized on tax-exempt earnings. On a tax-equivalent basis, net interest income was $71.7 million in the first quarter of 1998 compared to $70.2 million for the same period in 1997. Net interest margin is the ratio of net interest income to average earning assets. This ratio indicates the Company's ability to manage its earning assets and to control the spread between yields earned on assets and rates paid on liabilities. Fully tax-equivalent net interest margin was 4.67% for the first quarter of 1998, compared to 4.60% for the same period in 1997. The increase in net interest income and net interest margin resulted from stable yields on earning assets combined with a decrease in liability costs.

	Management of net interest income and net interest margin is actively pursued through a continuing emphasis on pricing both loans and deposits with focus on profitability, rather than a narrow emphasis on local market conditions. Presented in the following table is an analysis of the components of fully tax-equivalent net interest income for the first quarter of 1998 and 1997.

          Analysis of Net Interest Income (FTE = Fully Tax-Equivalent)

                                                   For the Three Months
                                                       Ended March 31,
(Dollars in thousands)                            -----------------------
                                                     1998         1997
                                                  ----------   ----------
Interest income...................................$  123,014   $  122,930
Fully tax-equivalent adjustment...................     1,263        1,404
                                                  ----------   ----------
Interest income - FTE.............................   124,277      124,334
Interest expense..................................    52,617       54,158
                                                  ----------   ----------
Net interest income - FTE                         $   71,660   $   70,176
                                                  ==========   ==========
Yield on earning assets - FTE.....................     8.10%        8.14%
Cost of interest bearing liabilities  ............     4.16%        4.35%
Net interest spread - FTE.........................     3.94%        3.79%
Net interest margin - FTE.........................     4.67%        4.60%

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

    Current financial reporting standards require that the interest rate sensitivity analysis be based on contractual maturities rather than repricing terms. Certain non-interest bearing accounts such as checking accounts are included while others are not. The Company has chosen to spread non-maturity deposits over the same maturity spectrum as it uses in its economic value of equity modeling. The average rates are as of December 31, 1997. Based on these reporting criteria, the table indicates the Company is asset sensitive on a cumulative basis at both the six month and one year time periods. However, changes in net interest income are determined by the volumes of assets being repriced as well as the rates at which the assets and liabilities are repriced. For example, the rates paid on savings, NOW, and money market accounts tend to have a relatively low sensitivity to market interest rates. Adjusting these and all other balance sheet categories for their repricing terms and estimated sensitivity results in the Company having a ratio of cumulative assets to cumulative liabilities of .96 at the six month time period and 1.00 at the one year time period. The Company also reviews the gap position for periods in excess of one year, comparing certain longer term fixed rate assets to certain liabilities and equity.


Interest Rate Sensitivity                             Principal Amount Maturing in:
March 31, 1998                  -------------------------------------------------------------------------------------
(Dollars in thousands)            0 - 6      7 - 12      1- 2       2 - 3     3 - 4     4 - 5     There-
                                  Months     Months      Years      Years     Years     Years     after      Total
                                ----------  ---------  ---------  ---------  --------  --------  ---------  ---------

 Rate sensitive assets:
 Fixed interest rate loans.... $1,064,256 $  647,341 $  615,513 $  409,060 $ 223,739 $ 262,524  $ 419,556 $3,641,989
  Average interest rate.......       8.75%      9.02%      9.17%      9.15%     9.03%     8.82%      8.19%      8.87%
 Variable interest rate loans.    354,671    237,040    133,227     75,348    45,126    46,308     81,255    972,975
  Average interest rate.......       8.41%      8.47%      9.12%      9.21%     8.70%     8.29%      8.94%      8.63%
 Fixed interest rate securities   518,980    168,605    258,966    180,629    83,196    86,654    343,064  1,640,094
  Average interest rate.......       5.55%      5.86%      6.06%      6.00%     5.97%     5.88%      6.06%      5.86%
 Variable interest rate
  securities..................      2,775     29,218     18,680      5,939     9,491     8,746     37,105    111,954
  Average interest rate.......       5.31%      4.87%      5.51%      7.40%     6.05%     6.64%      6.18%      5.98%
 Other interest-bearing assets    237,736          -          -          -         -         -          -    237,736
  Average interest rate.......       4.91%         -          -          -         -         -          -       4.91%
                               ----------  ---------  ---------  ---------  --------  --------  ---------  ---------
 Total rate sensitive assets..  2,178,418  1,082,204  1,026,386    670,976   361,552   404,232    880,980  6,604,748

 Rate sensitive liabilities:
 Non interest-bearing checking $  341,186 $        - $  196,710 $  264,948 $ 111,062 $ 111,062 $   85,648 $1,110,616
  Average interest rate.......          -          -          -          -         -         -          -          -
 Savings & interest-bearing
  deposits....................          -     96,641    709,079    644,652   322,272   161,195   322,389   2,256,228
  Average interest rate.......          -       2.47%      2.47%      2.47%     2.47%     2.47%     2.47%       2.47%
 Time deposits................  1,601,500    783,078    413,018     94,053    27,480    34,070     9,528   2,962,727
  Average interest rate.......       5.19%      5.58%      5.79%      5.94%     5.64%     5.84%     5.48%       5.41%
 Fixed interest rate borrowings   268,154         18     18,429         36        36        36       349     287,058
  Average interest rate.......       4.87%      6.30%      7.34%      6.30%     6.30%     6.30%     6.30%       5.03%
 Variable interest rate
  borrowings..................      45,665         -      5,000          -         -         -         -      50,665
  Average interest rate.......       5.74%         -       5.82%         -         -         -         -        5.75%
                               ----------  ---------  ---------  ---------  --------  --------  ---------  ---------
 Total rate sensitive
  liabilities.................  2,256,505    879,737  1,342,236  1,003,689   460,850   306,363   417,914   6,667,294

 Rate sensitive assets minus
  liabilities.................    (78,087)   202,467   (315,850)  (332,713)  (99,298)   97,869   463,066     (62,546)
 Cumulative interest rate
  sensitivity gap.............    (78,087)   124,380   (191,470)  (524,183) (623,481) (525,612)  (62,546)
 Cumulative rate sensitive assets
  to rate sensitive liabilities      96.5%     104.0%      95.7%      90.4%     89.5%     91.6%     99.1%
 Cumulative gap as a % of earning
  assets......................       (1.2%)      1.9%      (2.9%)     (7.9%)    (9.4%)    (8.0%)    (0.9%)

Non-Interest Income

	In addition to net interest income increases, the Company has continued to develop its sources of non-interest income. The primary sources of sustainable non-interest income are mortgage servicing, trust services, service charges on deposit accounts, and other service charges and fees. For the first quarter of 1998, non-interest income increased to $29.6 million, a 5.83% increase from the same period in 1997. The primary contributors to this increase were trust income, bank dealer operations income and other fee income. The following table summarizes non-interest income for the first quarter of 1998 and 1997.

                                        For the Three Months
                                           Ended March 31,
(Dollars in thousands)            -----------------------------------
                                     1998        1997       % Change
                                  ----------  ----------   ----------
Trust department income.......... $    4,161  $    3,238       28.51%
Mortgage servicing fee income....      8,849       9,774       (9.46)
Broker-dealer operations income..      1,696       1,243       36.44
Service charges on deposits......      8,003       8,112       (1.34)
Other service charges and fees...      4,078       3,932        3.71
Investment securities gains
  (losses), net..................        154          10    1,440.00
Other real estate gains
  (losses), net..................        (76)       (354)     (78.53)
Other income.....................      2,687       1,970       36.40
                                  ----------  ----------
Total non-interest income........ $   29,552  $   27,925        5.83%
                                  ==========  ==========

Non-Interest Expense

	Non-interest expenses consist of salaries and benefits, occupancy, equipment and other expenses necessary for the operation of the Company. Management is committed to controlling the level of non-interest expenses through improved efficiency and consolidation of certain activities to achieve economies of scale.

    Non-interest expenses were $56.9 million for the first quarter of 1998 compared to $59.1 million for the same period in 1997. The primary contributor to this decrease was lower amortization expense due to a change in the estimated life of mortgage servicing rights in the second quarter of 1997.

    The following table summarizes non-interest expenses for the first quarter of 1997 and 1996.

                                         For the Three Months
                                            Ended March 31,
(Dollars in thousands)            -----------------------------------
                                     1998        1997       % Change
                                  ----------  ----------   ----------
Salaries, wages and
  employee benefits.............. $   28,922  $   28,880        0.15%
Net occupancy....................      3,735       3,931       (4.99)
Equipment........................      3,907       3,925       (0.46)
FDIC Insurance...................        267         (48)     656.25
Amortization of mortgage servicing
  rights.........................      2,193       4,243      (48.31)
Other expenses...................     17,910      18,215       (1.67)
                                  ----------  ----------
Total non-interest expenses...... $   56,934  $   59,146       (3.74%)
                                  ==========  ==========

	An important tool in determining a bank's effectiveness in managing non-interest expenses is the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income on a tax-equivalent basis and non-interest income, excluding securities gains and losses. The Company's ratio decreased from 53.83% in the first quarter of 1997 to 53.18% in the first quarter of 1998. The Company, in calculating its efficiency ratio has excluded the effect of non-recurring expenses, as well as the amortization of intangible assets. The decrease in the efficiency ratio shows the Company's commitment to controlling non-interest expenses while increasing revenues.

Income Taxes

	The effective income tax rate differs from the statutory rate primarily because of tax-exempt income from loans, leases and municipal securities. The effective tax rate was 33.3% for the first quarter of 1998 and 35.0% for the same period of 1997.

Loan and Lease Portfolio

	At March 31, 1998, the Company's loan and lease portfolio, net of unearned income, increased to $4.6 billion, as compared to $4.3 billion at December 31, 1997. The growth was primarily due to the acquisition of Federal Savings Bank.

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

    As of March 31, 1998, the allowance for possible loan and lease losses equaled $86.9 million or 1.87% of total loans and leases. Comparatively, the allowance for possible loan and lease losses amounted to $80.0 million or 1.85% of total loans and leases at December 31, 1997. The provision for possible loan and lease losses amounted to $2.1 million in the first quarter of 1998 as compared to $2.8 million in the same period of 1997.

	A key indicator of the adequacy of the allowance for possible loan and lease losses is the ratio of the allowance to non-performing loans. The Company's ratio has been at or above 100% for the past eight years. At March 31, 1998, the Company's ratio was 186%. This means that for every dollar of non-performing loans (impaired loans, other non-accrual loans, loans 90 days or more past due, and renegotiated loans), $1.86 has been set aside in the Company's reserves to cover possible losses. The ratio at December 31, 1997, was 185%. Another reserve adequacy indicator is the ratio of allowance for possible loan and lease losses and other real estate losses to non-performing assets (defined as impaired loans, other non-accrual loans, renegotiated debt, repossessed assets and other real estate owned). The ratio was 191% at March 31, 1998, compared to 197% at December 31, 1997.

                              Annualized
                              Three Months
                             Ended March 31,  For the Years Ended December 31,
                             --------------  ---------------------------------
                                  1998        1997   1996   1995   1994   1993
                             --------------  ------ ------ ------ ------ -----
Net loan and lease losses
 to average loans and leases          0.23%   0.33%  0.18%  0.07%  0.04% 0.14%

Allowance for possible loan
 and lease losses to
 total loans and leases               1.87%   1.85%  1.55%  1.46%  1.62% 2.01%

Non-performing loans to
 total loans and leases               1.01%   1.00%  0.68%  0.47%  0.47% 0.63%

	The principal areas of risk for the Company are in the commercial and industrial, and commercial real estate loan portions of the portfolio. Accordingly, these areas have been allocated the largest portion of the reserve. Management attempts to control the loan loss risks by maintaining a diverse portfolio with no significant concentrations and through an aggressive real estate write down policy. The Company has only 58 loan relationships with aggregate outstanding balances of $5 million or greater, which further mitigates the loan loss risks.

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

    Two key measures of the Company's long-term liquidity are the ratios of loans and leases to total deposits and loans and leases to core deposits. Lower ratios in these two measures correlate to higher liquidity. As can be seen in the accompanying table, liquidity ratios have generally increased, indicating lower liquidity. The Company's liquidity has decreased because the funding of loans has outpaced the growth in the Company's deposits. The Company's relatively sound deposit base, along with its low debt level and common and preferred stock availability, provide the company with several alternatives for future financing and long-term liquidity needs.

                             Three Months
                            Ended March 31,   For the Years Ended December 31,
                          ------------------  --------------------------------
                                 1998            1997        1996       1995
                          ------------------  ----------  ----------  --------
Average loans and leases
 to average deposits                  73.52%      72.98%      71.95%    70.38%
Average loans and leases
 to average core deposits             82.29%      83.90%      83.20%    75.43%

	Short-term liquidity is the ability of the Company to meet the borrowing needs and deposit withdrawal requirements of its customers due to growth in the customer base and, to a lesser extent, seasonal and cyclical customer demands. Short-term liquidity needs can be met by short-term borrowings in state and national money markets. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan accounts, and other borrowings. Average short-term borrowings exceeded average short-term investments by $14.5 million in the first quarter of 1998. Average short-term investments exceeded average borrowings by $21.2 million in the fourth quarter of 1997. During the first quarter of 1998, the Company used $74.3 million of liquidity to repurchase its own common shares, which were used to acquire Kemmons Wilson, Inc.

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

	At March 31, 1998, the Company's equity to asset ratio was 8.61% compared to 9.45% at December 31, 1997. The decrease was caused by the repurchase of Company's common shares, which were used to acquire Kemmons Wilson, Inc. At March 31, 1998, the Company's leverage and tier 1 and total risk-based capital ratios substantially exceeded the required 3%, 4% and 8% levels established by the Board of Governors of the Federal Reserve System, as can be seen from the accompanying table.


						Regulatory   March 31,    Dec. 31,      Sep. 30,    June 30,    March 31,
                                   Minimum        1998         1997         1997         1997         1997
                                 -----------  ------------ ------------ ------------ ------------ ----------
Leverage ratio...................    3.00%        8.13%        9.01%        8.90%        8.39%        8.13%
Tier 1 risk-based capital ratio..    4.00%       11.58%       12.74%       12.97%       12.17%       11.91%
Total risk-based capital ratio...    8.00%       12.58%       13.60%       13.83%       13.04%       12.79%

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

Dividend Policy

    The Company's long-term dividend policy is to pay between 35% and 40% of earnings in cash dividends to its stockholders while maintaining adequate capital to support growth. The dividend payout ratios for the past three years were 37.20% in 1997, 33.59% in 1996, and 34.29% in 1995. In October
1997, the Company increased its dividend rate for the eleventh consecutive year, bringing the annual dividend rate to $1.12 per share.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

    The information required by this Item is contained in this Form 10-Q in the "Interest Rate Sensitivity" table, and is incorporated herein by reference.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

    Discussions of legal proceedings is included in this Form 10-Q in Note 4 to unaudited consolidated financial statements, and is incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a) Exhibits

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

        On February 13, 1998, the Company filed a report on Form 8-K relating to the proposed merger of Regions Financial Corporation and the Company.

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


                                       FIRST COMMERCIAL CORPORATION


                                        /s/ J. Lynn Wright
                                   By: -------------------------------
                                        J. Lynn Wright
                                        Chief Financial Officer
Date:  May 14, 1998

                               Index to Exhibits



     Exhibit Number                       Exhibit
    ----------------     --------------------------------------------

           27            Financial Data Schedule